Form 10-K
period 2021-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2022-02-18
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common shares held by non-affiliates as of June 30, 2021 was $7,648,397,697 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2022 was 58,732,179.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2022 Annual Meeting of Shareholders.

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

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, Russia, Spain, Turkey and the United Kingdom.

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

Environmental Regulations

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 41 facilities worldwide.

The Company ensures compliance as well as the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by the Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainable operations through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2021 was approximately 11,000.

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

To mitigate the impact of the current coronavirus (“COVID-19”) pandemic the Company has maintained the health and safety of its employees by implementing best-practice CDC and WHO safety and hygiene protocols, mandated social distancing and face mask use, required daily symptom assessments, restricted travel, maximized flexible and remote work arrangements, and performed regular audits to ensure compliance. These measures were in addition to the Company’s standard health and safety program that adheres to stringent safety standards and best practices to ensure that its operations, related processes and products do not negatively impact the health and welfare of its employees, customers or community. In addition, the Company implemented a COVID-19 vaccination incentive program in 2021 for its U.S. employees to maximize vaccination rates among workers.

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

Our goal is to pro-actively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K, should be carefully considered. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business. Readers should not interpret the disclosure of any risk factor to imply that the risk has not yet already materialized.

Risks Related to the COVID-19 pandemic

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and capital investments.

The current COVID-19 pandemic, including new variants of the virus, has adversely impacted global economic conditions, has contributed to significant volatility in financial markets and continues to generate economic and operational uncertainty. While our estimates contemplate current conditions, the COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. In addition, any preventive measures we have or may put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, as well as decreased customer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, including, but not limited to, possible impairment, restructuring and other charges, may not be reasonably estimated due to the uncertainty of future developments.

Risks Related to Economic Conditions

General economic, financial and market conditions may adversely affect our financial condition, results of operations and access to capital markets.

Our operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, global supply chain disruptions, higher logistics costs, higher interest rates, inflation, higher raw materials costs, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or trade laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and access to capital markets.

The United Kingdom Financial Conduct Authority (the “FCA”), which regulates The London Interbank Offered Rate (“LIBOR”), intends to phase out LIBOR. On March 5, 2021, the FCA announced that the U.S. dollar LIBOR rates will no longer be published after June 30, 2023. We may need to amend our revolving line of credit and interest rate forward starting swap agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR could have adverse impacts on our financial condition.

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

Risks Related to Manufacturing and Operations

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, pandemic, labor disputes, natural disasters could adversely affect our supply chain and distribution channels or result in loss of sales and customers.

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, political unrest, pandemic, labor disputes, natural disasters, including events caused by climate change. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for the losses.

We are currently experiencing supply shortages and inflationary pressures for certain components and raw materials due to the COVID-19 pandemic.  We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional supply from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we can not guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected. Maintaining higher inventory levels to service customers may result in excess or obsolete inventory and related charges if demand for these products is lower than our expectations. This may adversely affect financial results.

Availability of and volatility in energy costs or raw material prices may adversely affect our performance.

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions, including the current rising inflationary pressure. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, government trade practices and regulations and other factors.

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

Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Our future success will also depend on our ability to identify, attract and retain highly qualified managerial and technical (including research and development) personnel. Competition for these individuals is intense and compensation rates are increasing due to lower labor availability. Under these conditions, we may not succeed in identifying, attracting or retaining qualified personnel. With our strategy to expand internationally into developing markets, we may incur additional risks as some developing economies lack a sufficiently trained labor pool.

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

As of December 31, 2021, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,709 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 55,614 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,009 were decided in favor of the Company following summary judgment motions.

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

We may be exposed to certain regulatory and financial risks related to climate change.

A number of governments and agencies are contemplating the introduction of regulatory changes to address climate change, including regulating greenhouse gas emissions. Lincoln Electric may be subject to additional regulations or restrictions in jurisdictions where we operate, including charges to fund additional energy-efficient activities, assessments or fees, and operational restrictions such as reduced emission allowances. Compliance with climate change regulations and restrictions may result in additional costs, including increased production costs and taxes, which could adversely impact our financial position. In addition, climate change regulations and related operating restrictions may unfavorably affect our competitive position with companies who may not be subject to equivalent requirements in their jurisdictions. In addition, negative publicity or public perception of climate change issues associated with Lincoln Electric or our industry may cause reputational damage and financial harm to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	60

Chairman of the Board effective December 21, 2013; President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010.

Gabriel Bruno	54

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

Jennifer I. Ansberry	48

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Steven B. Hedlund	55

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

Michele R. Kuhrt	55

Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 25, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

Geoffrey P. Allman	51

Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to January 1, 2019; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to July 1, 2012.

Michael J. Whitehead	48

Senior Vice President, President, Global Automation, Cutting and Additive Businesses since January 1, 2019; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

Greg Doria	45

Senior Vice President, President, Harris Products Group since October 1, 2021; Senior Vice President, Chief Operating Officer, Harris Products Group from April 21, 2021 to September 30, 2021; Vice President, Marketing from July 1, 2019 to April 20, 2021; Director, Global Industry Segments from March 1, 2017 to June 30, 2019; Regional Sales Manager, West Region from October 6, 2014 to February 28, 2017.

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

The Company has 56 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States	Cleveland, Columbus, Coldwater and Fort Loramie, Ohio; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.
Brazil	Guarulhos.
Canada	Toronto; Mississauga; Hamilton; Montreal; Vankleek Hill.
Colombia	Bogota.
Mexico	Mexico City; Torreon.
International Welding:
Australia	Newcastle; Gladstone.
Austria	Scheifling.
China	Tangshan; Shanghai.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt.
India	Chennai.
Italy	Corsalone; Due Carrare; Verona.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
Spain	Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina; Gordonsville, Carthage, Tennessee; Florence, Alabama.
Brazil	Maua.
Mexico	Guadalupe.
Poland	Dzierzoniow.
Portugal	Albergaria-a-Velha.

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

As of December 31, 2021, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,709 plaintiffs, which is a net decrease of 59 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,614 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,009 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2021 was 2,193.

Issuer purchases of equity securities for the fourth quarter 2021 were:

				Total Number of Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans
Period	Repurchased		Paid Per Share	Programs	or Programs (2) (3)
October 1 - 31, 2021	290,903	(1)	$137.24	290,755	10,387,511
November 1 - 30, 2021	70,649	(1)	143.49	70,387	10,317,124
December 1 - 31, 2021	78,150	(1)	135.88	77,276	10,239,848
Total	439,702		138.00	438,418

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 54.8 million shares at a cost of $2.4 billion for a weighted average cost of $44.52 per share through December 31, 2021.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million of the Company’s common shares.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2017 and ending December 31, 2021. This graph assumes that $100 was invested on December 31, 2016 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$250
$200
$150
$100
$50
$0

	2016	2017	2018	2019	2020	2021
The Company	100	121	107	133	163	199
S&P 500	100	122	116	153	180	232
S&P 400	100	116	103	130	148	184

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See "Item 1A. Risk Factors" for more information regarding forward-looking statements.

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

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, Russia, Spain, Turkey and the United Kingdom.

The principal raw materials essential to the Company’s business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals, all of which are normally available for purchase in the open market.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 41 facilities worldwide.

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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2021 and 2020. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 19, 2021.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$3,234,180		$2,655,400		$578,780	21.8%
Cost of goods sold	2,165,575		1,784,059		(381,516)	(21.4)%
Gross profit	1,068,605	33.0%	871,341	32.8%	197,264	22.6%
Selling, general & administrative expenses	597,109	18.5%	543,802	20.5%	(53,307)	(9.8)%
Rationalization and asset impairment charges	9,827	0.3%	45,468	1.7%	35,641	78.4%
Operating income	461,669	14.3%	282,071	10.6%	179,598	63.7%
Interest expense, net	22,214		21,973		(241)	(1.1)%
Other income (expense)	(114,457)		3,942		(118,399)	(3,003.5)%
Income before income taxes	324,998	10.0%	264,040	9.9%	60,958	23.1%
Income taxes	48,418		57,896		9,478	16.4%
Effective tax rate	14.9%		21.9%		7.0%
Net income including non-controlling interests	276,580		206,144		70,436	34.2%
Non-controlling interests in subsidiaries' income	114		29		85	293.1%
Net income	$276,466	8.5%	$206,115	7.8%	$70,351	34.1%
Diluted earnings per share	$4.60		$3.42		$1.18	34.5%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2021 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$2,655,400	$260,400	$49,426	$251,883	$17,071	$3,234,180
% Change
Lincoln Electric Holdings, Inc.		9.8%	1.9%	9.5%	0.6%	21.8%

Net sales increased primarily as a result of higher demand reflecting recovery from the impacts of the COVID-19 pandemic and increased product pricing as a result of higher input costs. The increase in Net sales from acquisitions was driven by the acquisitions of Zeman within International Welding and FTP within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.

Gross Profit:

Gross profit for 2021 increased, as a percent of sales, compared to the prior year primarily due to higher volumes and pricing actions which offset higher input costs and the benefit of cost reduction actions. Last-in, first-out (“LIFO”) charges were $38,595 in the twelve months ended December 31, 2021 as compared with charges of $288 in the prior year.

Selling, General & Administrative ("SG&A") Expenses:

The increase in SG&A expense in 2021 as compared to 2020 was primarily due to higher employee costs, partially offset by cost reduction actions.

Rationalization and Asset Impairment Charges:

In 2021, the Company recorded $9,827 ($9,545 after-tax) in charges primarily related to employee severance and gains or losses on the disposal of assets.

In 2020, the Company recorded $45,468 ($36,904 after-tax) in charges primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

Refer to Note 7 to the consolidated financial statements for additional details.

Other Income (Expense):

The decrease in 2021 as compared to 2020 was due to non-cash pension settlement charges of $126,502 ($80,018 after-tax) in 2021 related to the termination of a pension plan. Refer to Note 12 to the consolidated financial statements for details.

Income Taxes:

The 2021 effective tax rate was lower than 2020 primarily due to the impact of a pension plan termination and utilization of certain loss carryforwards previously subject to valuation allowances in the current year offset by the impact of lower income tax benefits for the settlement of tax items recorded in the prior year.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2021:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2021
Operating Segments
Americas Welding	$1,509,870	$164,595	$—	$136,967	$13,049	$1,824,481
International Welding	786,809	62,033	24,473	70,457	4,353	948,125
The Harris Products Group	358,721	33,772	24,953	44,459	(331)	461,574

% Change
Americas Welding		10.9%	—	9.1%	0.9%	20.8%
International Welding		7.9%	3.1%	9.0%	0.6%	20.5%
The Harris Products Group		9.4%	7.0%	12.4%	(0.1)%	28.7%

(1)	Increase for all segments due to higher demand reflecting recovery from the impacts of the COVID-19 pandemic.
(2)	Increase due to the acquisition of Zeman within International Welding and FTP within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.

(3)	Increase for Americas Welding and International Welding due to price actions taken in response to higher input costs in 2021 compared to 2020. Increase for The Harris Products Group due to price actions taken in response to higher commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Year Ended December 31,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$1,824,481	$1,509,870	$314,611	20.8%
Inter-segment sales	140,650	109,378	31,272	28.6%
Total Sales	$1,965,131	$1,619,248	$345,883	21.4%
Adjusted EBIT (3)	$329,016	$245,728	$83,288	33.9%
As a percent of total sales (1)	16.7%	15.2%		1.5%
International Welding:
Net sales	$948,125	$786,809	$161,316	20.5%
Inter-segment sales	26,331	18,494	7,837	42.4%
Total Sales	$974,456	$805,303	$169,153	21.0%
Adjusted EBIT (4)	$106,208	$44,979	$61,229	136.1%
As a percent of total sales (1)	10.9%	5.6%		5.3%
The Harris Products Group:
Net sales	$461,574	$358,721	$102,853	28.7%
Inter-segment sales	8,096	7,034	1,062	15.1%
Total Sales	$469,670	$365,755	$103,915	28.4%
Adjusted EBIT (5)	$68,447	$55,154	$13,293	24.1%
As a percent of total sales (2)	14.6%	15.1%		(0.5)%
Corporate / Eliminations:
Inter-segment sales	$(175,077)	$(134,906)	$(40,171)	(29.8)%
Adjusted EBIT (6)	(12,403)	(5,455)	(6,948)	(127.4)%
Consolidated:
Net sales	$3,234,180	$2,655,400	$578,780	21.8%
Net income	$276,466	$206,115	$70,351	34.1%
As a percent of total sales	8.5%	7.8%		0.7%
Adjusted EBIT (7)	$491,268	$340,406	$150,862	44.3%
As a percent of sales	15.2%	12.8%		2.4%

(1)	2021 increase as compared to 2020 primarily driven by higher volumes and pricing actions, which offset higher input costs, and cost reduction actions.
(2)	2021 decrease as compared to 2020 driven by higher input costs, product mix and acquisitions.

(3)	2021 excludes non-cash pension settlement charges of $123,091 as discussed in Note 12 to the consolidated financial statements.

2020 excludes Rationalization and asset impairment charges of $26,870 as discussed in Note 7 to the consolidated financial statements and non-cash pension settlement charges of $8,119.

(4)	2021 excludes Rationalization and asset impairment charges of $9,804 related to severance and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements, the amortization of step up in value of acquired inventories of $4,984 related to an acquisition, and pension settlement charges of $446.

2020 excludes Rationalization and asset impairment charges of $18,598 related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements and the amortization of step up in value of acquired inventories of $806 related to an acquisition.

(5)	2021 excludes the amortization of step up in value of acquired inventories of $820 related to an acquisition and non-cash pension settlement charges of $2,965 as discussed in Note 12 to the consolidated financial statements.
(6)	2021 excludes acquisition transaction and integration costs of $1,923 related to the acquisitions as discussed in Note 4 to the consolidated financial statements.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2021	2020
Operating income as reported	$461,669	$282,071
Special items (pre-tax):
Rationalization and asset impairment charges (1)	9,827	45,468
Acquisition transaction costs (2)	1,923	—
Amortization of step up in value of acquired inventories (3)	5,804	806
Adjusted operating income	$479,223	$328,345

(1)	Charges primarily consist of employee severance, gains or losses on the disposal of assets and non-cash asset impairment charges.
(2)	Acquisition-related costs included in Selling, general & administrative expenses related to the acquisitions as discussed in Note 4 to the consolidated financial statements.

(3)	Charges represent the step up in value of acquired inventories related to acquisitions and are included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2021	2020
Net income as reported	$276,466	$206,115
Special items:
Rationalization and asset impairment charges (1)	9,827	45,468
Acquisition transaction costs (2)	1,923	—
Pension settlement charges (3)	126,502	8,119
Amortization of step up in value of acquired inventories (4)	5,804	806
Tax effect of Special items (5)	(47,188)	(10,594)
Adjusted net income	$373,334	$249,914
Non-controlling interests in subsidiaries’ earnings (loss)	114	29
Interest expense, net	22,214	21,973
Income taxes as reported	48,418	57,896
Tax effect of Special items (5)	47,188	10,594
Adjusted EBIT	$491,268	$340,406
Effective tax rate as reported	14.9%	21.9%
Net special item tax impact	5.5%	(0.4)%
Adjusted effective tax rate	20.4%	21.5%
Diluted earnings per share as reported	$4.60	$3.42
Special items per share	1.62	0.73
Adjusted diluted earnings per share	$6.22	$4.15

(1)	Charges consist of employee severance, gains or losses on the disposal of assets and other related costs, non-cash goodwill impairment charges and non-cash asset impairment charges.
(2)	Acquisition-related costs related to the acquisitions of Zeman and FTP.
(3)	Charges related to lump sum pension payments and the purchase of a group annuity contract as discussed in Note 12 to the consolidated financial statements.
(4)	Charges represent the step up in value of acquired inventories related to acquisitions and are included in Cost of goods sold.
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,
	2021	2020	$ Change
Cash provided by operating activities (1)	$365,063	$351,362	$13,701
Cash used by investing activities (2)	(205,356)	(49,213)	(156,143)
Capital expenditures	(62,531)	(59,201)	(3,330)
Acquisition of businesses, net of cash acquired	(156,106)	—	(156,106)
Cash used by financing activities (3)	(221,940)	(246,141)	24,201
Proceeds from (payments on) short-term borrowings, net	45,968	(31,760)	77,728
Purchase of shares for treasury	(164,526)	(113,455)	(51,071)
Cash dividends paid to shareholders	(121,851)	(118,118)	(3,733)
(Decrease) increase in Cash and cash equivalents (4)	(64,321)	57,716	(122,037)

(1)	Cash provided by operating activities increased for the twelve months ended December 31, 2021 compared with the twelve months ended December 31, 2020 primarily due to higher company earnings.
(2)	Cash used by investing activities increased for the twelve months ended December 31, 2021 compared with the twelve months ended December 31, 2020 due to cash used in the acquisition of businesses in 2021. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2022. Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities decreased in the twelve months ended December 31, 2021 compared with the twelve months ended December 31, 2020 due to higher short-term borrowings in 2021 partially offset by an increase in the purchase of shares for treasury.
(4)	Cash and cash equivalents decreased 25.0%, or $64,321, to $192,958 during the twelve months ended December 31, 2021, from $257,279 as of December 31, 2020. The decrease was predominantly due to an increase in cash used in the purchase of common shares for treasury, dividends paid to shareholders and for the acquisition of businesses in 2021, partially offset by cash provided by operating activities.

The Company paid $121,851 and $118,118 in cash dividends to its shareholders in the twelve months ended December 31, 2021 and 2020, respectively. In January 2022, the Company paid a cash dividend of $0.56 per share, or $32,920, to shareholders of record on December 31, 2021, which reflects a 9.8% increase in the Company’s dividend payout rate.

Working Capital Ratios

	2021	2020
Average operating working capital to Net sales (1) (2)	16.3%	17.4%
Days sales in Inventories (2)	121.0	104.7
Days sales in Accounts receivable	50.3	53.5
Average days in Trade accounts payable	59.8	56.5

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the continued impacts of the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories.

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

Debt

At December 31, 2021 and 2020, the fair value of long-term debt, including the current portion, was approximately $776,655 and $793,591, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $717,855 and $715,567, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The Notes each have an aggregate principal amount of $350,000. Interest on the Notes are payable semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 12.4 years, respectively.

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2021, the Company was in compliance with all of its covenants and had $40,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $91,309. As of December 31, 2021, the Company was in compliance with all of its covenants and had $11,964 outstanding at December 31, 2021.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

ROIC as of December 31, were as follows:

Return on Invested Capital	2021	2020
Adjusted net income (1)	$373,334	$249,914
Plus: Interest expense (after-tax)	17,794	17,933
Less: Interest income (after-tax)	1,172	1,486
Net operating profit after taxes	389,956	266,361
Invested capital	1,633,728	1,508,440
Return on invested capital	23.9%	17.7%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.

Contractual and Other Obligations

The Company’s cash requirements for contractual and other obligations as of December 31, 2021 are as follows:

	Payments Due By Period
			2023 to	2025 to	2027 and
	Total	2022	2024	2026	Beyond
Long-term debt, including current portion (Note 9)	$713,629	$766	$11,497	100,455	600,911
Interest on long-term debt (Note 9)	304,949	23,289	46,347	43,120	192,193
Amounts due banks (Note 9)	51,964	51,964	—	—	—
Operating leases (Note 18)	55,805	11,415	17,880	9,159	17,351
Purchase commitments (1)	128,368	127,137	1,202	17	12
Transition Tax (2) (Note 14)	14,483	—	5,032	9,451	—
Total	$1,269,198	$214,571	$81,958	$162,202	$810,467

(1)	Purchase commitments include contractual obligations for raw materials and services.
(2)	Federal income taxes on the Company’s transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2017 overpayments and foreign tax credits.

As of December 31, 2021, there were $17,541 of tax liabilities related to unrecognized tax benefits and a $41,612 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur.

Stock-Based Compensation

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2021, there were 1,949,554 common shares available for future grant under all plans.

Under these plans, options, restricted shares and restricted stock units granted were 313,547 in 2021 and 407,525 in 2020. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2021 and 2020.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2021 and 2020 was $23,787 and $15,388, respectively, with a related tax benefit of $5,988 and $3,874, respectively. As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units was $19,723, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The aggregate intrinsic value of options outstanding and exercisable, which would have been received by the optionees, had all awards been exercised at December 31, 2021 was $56,814 and $44,009, respectively. The total intrinsic value of awards exercised during 2021 and 2020 was $20,442 and $13,269, respectively.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2021. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. The Company repatriates earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company considers remaining earnings in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

At December 31, 2021, the Company had approximately $105,209 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2021, a valuation allowance of $55,619 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

A significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 1.8% at December 31, 2021 and 2.0% at December 31, 2020. A 10 basis point change in the discount rate would not have a significant impact to pension expense.

The Company’s defined benefit plan expense was $124,929 and $4,871 in 2021 and 2020, respectively. Pension expense includes $126,013 and $8,355 in settlement charges in 2021 and 2020, respectively. The Company’s defined contribution plan expense was $26,281 and $22,593 in 2021 and 2020, respectively. The Company expects total 2022 expense related to retirement plans to increase by a range of approximately $1,500 to $2,500, excluding settlement charges. Refer to Note 12 to the consolidated financial statements for additional information.

The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $16,173 as of December 31, 2021 and $137,926 as of December 31, 2020. The decrease is primarily the result of a pension plan termination described below.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied and received a determination letter. During 2021, pension obligations were distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract in October 2021. The lump sum payments and annuity purchase resulted in pre-tax settlement charges of $126,056 in the twelve months ended December 31, 2021. The remaining surplus assets of $68,458 at December 31, 2021 were transferred to a suspense account in January 2022 and will be used to fund employer matching contributions in a qualified employee savings plan. The surplus assets are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 36% and 35% of total inventories at December 31, 2021 and 2020, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $114,176 at December 31, 2021 and $75,581 at December 31, 2020.

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

Long-Lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets, including leases and intangible assets that do not have indefinite lives, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Goodwill and Intangibles

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter using the same date each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates and royalty rates). Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2021, a 10% change in pricing of commodity contracts and a 100 basis point increase in effective interest rates at December 31, 2021. The derivative, borrowing and investment arrangements in effect at December 31, 2021 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2021, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2021 was $72,630. At December 31, 2021, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $669.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2021 was $301,685. A hypothetical 10%

change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $10,570 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements. The Company also has a foreign currency forward contract hedge designated as a net investment hedge with a notional dollar amount of $94,479 at December 31, 2021. At December 31, 2021, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $9,668.

The Company has cross currency swaps to hedge the Company’s net investment in subsidiaries against adverse changes in exchange rates. The gross notional dollar value of these contracts is $25,000 as of December 31, 2021. At December 31, 2021, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $2,818.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The notional amount of these contracts was 975,000 pounds at December 31, 2021. At December 31, 2021, a hypothetical 10% change in the price would have resulted in an increase or decrease to the value of the contracts by $402.

Interest Rate Risk

In anticipation of future debt issuance associated with the Notes referenced in Note 9 to the consolidated financial statements, the Company has interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The gross notional dollar value of these contracts was $100,000 at December 31, 2021. At December 31, 2021, a hypothetical 100 basis point increase to effective interest rates would have changed Accumulated other comprehensive income (loss) by $8,908.

The fair value of the Company’s cash and cash equivalents at December 31, 2021 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2022 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2021.

Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2022 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2022 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2022 proxy statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2022 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2022 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following reports and consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets – December 31, 2021 and 2020

Consolidated Statements of Equity – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019

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

3.2

Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc., as amended on October 19, 2021 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 22, 2021, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.1

Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.16*

Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2021) (filed as Exhibit 10.18 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.17*

2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2021) (filed as Exhibit 10.21 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.20*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed herewith).
10.21*	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed herewith).
10.22*	Amendment No. 2 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed herewith).

10.23*

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

10.25*

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

10.29*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed as Exhibit 10.37 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.30*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
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

10.37*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.43*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2021, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

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

10.47*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended March 31, 2021, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

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
February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher L. Mapes	/s/ Gabriel Bruno
Christopher L. Mapes,	Gabriel Bruno,
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 18, 2022	(principal financial and accounting officer)
February 18, 2022

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Curtis E. Espeland, Director	Patrick P. Goris, Director
February 18, 2022	February 18, 2022

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Stephen G. Hanks, Director	Michael F. Hilton, Director
February 18, 2022	February 18, 2022

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
G. Russell Lincoln, Director	Kathryn Jo Lincoln, Director
February 18, 2022	February 18, 2022

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
William E. MacDonald, III, Director	Phillip J. Mason, Director
February 18, 2022	February 18, 2022

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Ben P. Patel, Director	Hellene S. Runtagh, Director
February 18, 2022	February 18, 2022

/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Kellye L. Walker, Director	Brian D. Chambers, Director
February 18, 2022	February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Uncertain tax positions
Description of the Matter

As disclosed in Notes 1 and 14 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to laws and regulations in various jurisdictions, including U.S. federal, various U.S. state and non-U.S. jurisdictions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant laws, regulations and tax rulings. The Company uses judgment in (1) determining whether the technical merits of tax positions in certain jurisdictions are more-likely-than-not to be sustained and (2) measuring the related amount of tax benefit that qualifies for recognition.

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

Our audit procedures included, among others, testing the recognition and measurement of income tax positions. We involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for its tax positions. We also assessed the Company’s assumptions and data used to support the measurement of the related tax positions and tested the accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures related to the Company’s uncertain tax positions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.

Cleveland, OH
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 18, 2022

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales (Note 2)	$3,234,180	$2,655,400	$3,003,272
Cost of goods sold	2,165,575	1,784,059	1,995,685
Gross profit	1,068,605	871,341	1,007,587
Selling, general & administrative expenses	597,109	543,802	621,489
Rationalization and asset impairment charges (Note 7)	9,827	45,468	15,188
Operating income	461,669	282,071	370,910
Interest expense, net	22,214	21,973	23,415
Other income (expense) (Note 13)	(114,457)	3,942	20,998
Income before income taxes	324,998	264,040	368,493
Income taxes (Note 14)	48,418	57,896	75,410
Net income including non-controlling interests	276,580	206,144	293,083
Non-controlling interests in subsidiaries’ income (loss)	114	29	(26)
Net income	$276,466	$206,115	$293,109

Basic earnings per share (Note 3)	$4.66	$3.46	$4.73
Diluted earnings per share (Note 3)	$4.60	$3.42	$4.68
Cash dividends declared per share	$2.09	$1.98	$1.90

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income including non-controlling interests	$276,580	$206,144	$293,083
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $1,523 in 2021; $605 in 2020; $(58) in 2019	5,607	861	(68)
Defined pension plan activity, net of tax of $33,214 in 2021; $(10,622) in 2020; $4,188 in 2019	88,539	(31,224)	11,503
Currency translation adjustment	(49,745)	4,068	6,735
Other comprehensive income (loss):	44,401	(26,295)	18,170
Comprehensive income	320,981	179,849	311,253
Comprehensive income (loss) attributable to non-controlling interests	(289)	74	255
Comprehensive income (loss) attributable to shareholders	$321,270	$179,775	$310,998

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$192,958	$257,279
Accounts receivable (less allowance for doubtful accounts of $11,105 in 2021; $14,779 in 2020)	429,074	373,487
Inventories (Note 17)	539,919	381,258
Other current assets	127,642	100,319
Total Current Assets	1,289,593	1,112,343
Property, plant and equipment, net (Note 1)	511,744	522,092
Intangibles, net (Note 5)	149,393	134,451
Goodwill	430,162	335,593
Deferred income taxes (Note 14)	18,318	16,959
Other assets	193,097	193,015
TOTAL ASSETS	$2,592,307	$2,314,453
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$51,964	$2,623
Trade accounts payable	330,230	256,530
Accrued employee compensation and benefits	108,562	98,437
Dividends payable	32,921	30,417
Other current liabilities	231,462	161,331
Current portion of long-term debt (Note 9)	766	111
Total Current Liabilities	755,905	549,449
Long-term debt, less current portion (Note 9)	717,089	715,456
Deferred income taxes (Note 14)	56,718	46,742
Other liabilities	198,686	212,556
Total Liabilities	1,728,398	1,524,203
Shareholders' Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 240,000,000 shares; issued - 98,581,434 shares in 2021 and 2020; outstanding - 58,786,776 shares in 2021 and 59,640,895 shares in 2020	9,858	9,858
Additional paid-in capital	451,268	409,958
Retained earnings	2,970,303	2,821,359
Accumulated other comprehensive loss	(257,386)	(302,190)
Treasury shares, at cost - 39,794,658 shares in 2021 and 38,940,539 shares in 2020	(2,309,941)	(2,149,714)
Total Shareholders' Equity	864,102	789,271
Non-controlling interests	(193)	979
Total Equity	863,909	790,250
TOTAL LIABILITIES AND TOTAL EQUITY	$2,592,307	$2,314,453

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
Net income				293,109			(26)	293,083
Unrecognized amounts from defined benefit pension plans, net of tax					11,503			11,503
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(68)			(68)
Currency translation adjustment					6,454		281	6,735
Cash dividends declared – $1.90 per share				(117,950)				(117,950)
Stock-based compensation activity	467		26,116			4,855		30,971
Purchase of shares for treasury	(3,421)					(292,693)		(292,693)
Other			3,022	(3,118)				(96)
Balance at December 31, 2019	60,592	9,858	389,446	2,736,481	(275,850)	(2,041,763)	905	819,077
Net income				206,115			29	206,144
Unrecognized amounts from defined benefit pension plans, net of tax					(31,224)			(31,224)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					861			861
Currency translation adjustment					4,023		45	4,068
Cash dividends declared – $1.98 per share				(118,423)				(118,423)
Stock-based compensation activity	457		27,076			5,504		32,580
Purchase of shares for treasury	(1,408)					(113,455)		(113,455)
Other			(6,564)	(2,814)				(9,378)
Balance at December 31, 2020	59,641	9,858	409,958	2,821,359	(302,190)	(2,149,714)	979	790,250
Net income				276,466			114	276,580
Unrecognized amounts from defined benefit pension plans, net of tax					88,539			88,539
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,607			5,607
Currency translation adjustment					(49,342)		(403)	(49,745)
Cash dividends declared – $2.09 per share				(124,669)				(124,669)
Stock-based compensation activity	393		38,720			4,299		43,019
Purchase of shares for treasury	(1,247)					(164,526)		(164,526)
Other			2,590	(2,853)			(883)	(1,146)
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,386)	$(2,309,941)	$(193)	$863,909

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276,466	$206,115	$293,109
Non-controlling interests in subsidiaries' income (loss)	114	29	(26)
Net income including non-controlling interests	276,580	206,144	293,083
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net (gains) charges (Note 7)	(1,054)	21,835	3,500
Depreciation and amortization	81,146	80,492	81,487
Equity earnings in affiliates, net	(499)	(408)	(1,427)
Deferred income taxes	(28,556)	(2,948)	13,019
Stock-based compensation	23,787	15,388	16,624
Gain on change in control	—	—	(7,601)
Pension settlement charges	126,502	8,119	—
Other, net	(16,975)	(18,115)	(8,155)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(65,844)	3,582	50,394
(Increase) decrease in inventories	(154,347)	22,751	(12,023)
(Increase) decrease in other current assets	(23,913)	14,711	14,269
Increase (decrease) in trade accounts payable	82,394	(17,919)	(8,339)
Increase (decrease) in other current liabilities	68,292	22,310	(31,223)
Net change in other assets and liabilities	(2,450)	(4,580)	(423)
NET CASH PROVIDED BY OPERATING ACTIVITIES	365,063	351,362	403,185
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62,531)	(59,201)	(69,615)
Acquisition of businesses, net of cash acquired	(156,106)	—	(134,717)
Proceeds from sale of property, plant and equipment	6,781	7,667	9,509
Other investing activities	6,500	2,321	2,000
NET CASH USED BY INVESTING ACTIVITIES	(205,356)	(49,213)	(192,823)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings	45,968	(31,760)	24,322
Proceeds from exercise of stock options	19,232	17,192	14,347
Purchase of shares for treasury (Note 11)	(164,526)	(113,455)	(292,693)
Cash dividends paid to shareholders	(121,851)	(118,118)	(117,920)
Other financing activities	(763)	—	—
NET CASH USED BY FINANCING ACTIVITIES	(221,940)	(246,141)	(371,944)
Effect of exchange rate changes on Cash and cash equivalents	(2,088)	1,708	2,296
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,321)	57,716	(159,286)

Cash and cash equivalents at beginning of period	257,279	199,563	358,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,958	$257,279	$199,563

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

Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $1,332, $4,229 and $5,291 in 2021, 2020 and 2019, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. At December 31, 2021 and 2020, approximately 36% and 35% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 17 to the consolidated financial statements for additional details.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $23,087 and $24,351 at December 31, 2021 and 2020, respectively.

Prepaid Expenses

Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $20,615 and $19,584 at December 31, 2021 and 2020, respectively.

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2021	2020
Land	$67,897	$70,335
Buildings	426,165	433,823
Machinery and equipment	885,718	902,581
	1,379,780	1,406,739
Less accumulated depreciation	868,036	884,647
Total	$511,744	$522,092

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

Goodwill and Intangibles

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized in line with the pattern in which the economic benefits of the intangible asset are consumed. If the pattern of economic benefit cannot be reliably determined, the intangible assets are amortized on a straight-line basis over the shorter of the legal or estimated life. These types of assets are assessed for impairment in a manner consistent with long-lived assets described above. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment in the fourth quarter using the same date each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.

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

Cash flow hedges

Certain foreign currency forward contracts and commodity contracts are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded as Other current assets, Other assets, Other current liabilities or Other liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is recorded in Cost of goods sold or Net sales for hedges of purchases and sales, respectively, in the same period or periods during which the hedged transaction affects earnings. The ineffective portion on cash flow hedges is recognized in current earnings.

In anticipation of future debt issuance associated with the Notes referenced in Note 9, the Company has interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt.

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

Research and Development

Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $55,969, $51,414 and $56,845 in 2021, 2020 and 2019, respectively.

Bonus

The Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of medical costs, are included in Selling, general & administrative expenses. Bonus costs were $120,686, $87,407 and $100,381 in 2021, 2020 and 2019, respectively.

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

The Company elects to treat any Global Intangible Low Taxed Iincome inclusion as a period expense in the year incurred.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.

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

The following ASUs were adopted as of January 1, 2021 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2021	2020	2019
Consumables	$1,856,880	$1,509,509	$1,715,002
Equipment	1,377,300	1,145,891	1,288,270
Net sales	$3,234,180	$2,655,400	$3,003,272

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

At December 31, 2021, the Company recorded $72,047 related to advance customer payments and $40,450 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2020, the balances related to advance customer payments and billings in excess of revenue recognized were $14,920 and $21,396, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2021 and 2020, $25,300 and $22,113, respectively, related to these future customer receivables was included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$276,466	$206,115	$293,109
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,309	59,633	61,960
Effect of dilutive securities - Stock options and awards	753	615	698
Diluted weighted average shares outstanding	60,062	60,248	62,658
Basic earnings per share	$4.66	$3.46	$4.73
Diluted earnings per share	$4.60	$3.42	$4.68

For the years ended December 31, 2021, 2020 and 2019, common shares subject to equity-based awards of 2,949, 615,302 and 524,110, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 – ACQUISITIONS

During July 2021, the Company acquired Overstreet-Hughes Company, Inc. and Shoals Tubular, Inc. (“FTP”). FTP manufactures copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisition further differentiates The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates growth in this market.

During April 2021, the Company acquired Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman"), a division of the Zeman Group. Zeman, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expands the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

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

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2021 and 2020 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2019	$278,496	$41,474	$17,137	$337,107
Additions and adjustments	—	697	(101)	596
Foreign currency translation	1,314	(3,111)	(313)	(2,110)
Balance as of December 31, 2020	279,810	39,060	16,723	335,593
Additions and adjustments (1)	—	77,317	26,519	103,836
Foreign currency translation	173	(9,284)	(156)	(9,267)
Balance as of December 31, 2021	$279,983	$107,093	$43,086	$430,162

(1)	Additions to International Welding reflect goodwill recognized in the acquisition of Zeman in 2021. Additions to The Harris Products Group reflect goodwill recognized in the acquisition of FTP in 2021.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2021		December 31, 2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$15,828		$15,495
Intangible assets subject to amortization
Trademarks and trade names	$72,755	$44,623	$71,594	$39,906
Customer relationships	154,634	92,404	137,564	84,720
Patents	24,734	15,058	25,907	15,006
Other	83,223	49,696	69,188	45,665
Total intangible assets subject to amortization	$335,346	$201,781	$304,253	$185,297

During 2021, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average as follows:

	Year Ended December 31, 2021
	Purchase Price	Weighted
	Allocation	Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	$5,207	10
Customer relationships	24,652	10
Other	16,361	9
Total acquired intangible assets subject to amortization	$46,220

Aggregate amortization expense was $21,155, $20,363 and $20,755 for 2021, 2020 and 2019, respectively. During the second quarter of 2020, the Company determined that for certain intangible assets, the carrying value of the assets exceeded the fair value resulting in an impairment. The Company recognized non-cash impairment charges of $45,468 which are recorded in Rationalization and asset impairment charges in the Company’s Consolidated Statements of Income. Estimated annual amortization expense for intangible assets for each of the next five years is $21,059 in 2022, $18,572 in 2023, $16,960 in 2024, $16,086 in 2025 and $15,231 in 2026.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2021, 2020 and 2019 approximately 36%, 35% and 36%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

Financial information for the reportable segments follows:

			The Harris
	Americas	International	Products	Corporate /
	Welding (1)	Welding (2)	Group (3)	Eliminations (4)	Consolidated
For the Year Ended December 31, 2021
Net sales	$1,824,481	$948,125	$461,574	$—	$3,234,180
Inter-segment sales	140,650	26,331	8,096	(175,077)	—
Total	$1,965,131	$974,456	$469,670	$(175,077)	$3,234,180
Adjusted EBIT	$329,016	$106,208	$68,447	$(12,403)	$491,268
Special items charge (gain)	123,114	15,234	3,785	1,923	144,056
EBIT	$205,902	$90,974	$64,662	$(14,326)	$347,212
Interest income					1,567
Interest expense					(23,781)
Income before income taxes					$324,998

Total assets	$1,521,083	$938,061	$330,678	$(197,515)	$2,592,307
Equity investments in affiliates	5,181	—	—	—	5,181
Capital expenditures	37,717	16,916	7,898	—	62,531
Depreciation and amortization	49,510	24,998	6,795	(157)	81,146
For the Year Ended December 31, 2020
Net sales	$1,509,870	$786,809	$358,721	$—	$2,655,400
Inter-segment sales	109,378	18,494	7,034	(134,906)	—
Total	$1,619,248	$805,303	$365,755	$(134,906)	$2,655,400
Adjusted EBIT	$245,728	$44,979	$55,154	$(5,455)	$340,406
Special items charge (gain)	34,989	19,404	—	—	54,393
EBIT	$210,739	$25,575	$55,154	$(5,455)	$286,013
Interest income					1,986
Interest expense					(23,959)
Income before income taxes					$264,040

Total assets	$1,423,393	$807,407	$225,959	$(142,306)	$2,314,453
Equity investments in affiliates	4,682	—	—	—	4,682
Capital expenditures	30,811	21,819	6,571	—	59,201
Depreciation and amortization	51,744	23,859	4,982	(93)	80,492
For the Year Ended December 31, 2019
Net sales	$1,815,746	$854,376	$333,150	$—	$3,003,272
Inter-segment sales	123,342	17,691	7,487	(148,520)	—
Total	$1,939,088	$872,067	$340,637	$(148,520)	$3,003,272
Adjusted EBIT	$315,719	$50,281	$45,701	$(10,948)	$400,753
Special items charge	3,115	2,156	1,770	1,804	8,845
EBIT	$312,604	$48,125	$43,931	$(12,752)	$391,908
Interest income					2,527
Interest expense					(25,942)
Income before income taxes					$368,493

Total assets	$1,490,395	$831,759	$203,602	$(154,543)	$2,371,213
Equity investments in affiliates	4,274	—	—	—	4,274
Capital expenditures	39,106	23,126	7,383	—	69,615
Depreciation and amortization	55,300	22,013	4,636	(462)	81,487

(1)	2021 special items reflect pension settlement charges of $123,091.

2020 special items reflect Rationalization and asset impairment charges of $26,870 and pension settlement charges of $8,119.

2019 special items reflect Rationalization and asset impairment charges of $1,716 and amortization of step up in value of acquired inventories of $1,399 related to an acquisition.

(2)	2021 special items reflect Rationalization and asset impairment charges of $9,804, pension settlement charges of $446, and amortization of step up in value of acquired inventories of $4,984 related to an acquisition.

2020 special items reflect Rationalization and asset impairment charges of $18,598 and amortization of step up in value of acquired inventories of $806 related to an acquisition.

2019 special items reflect Rationalization and asset impairment charges of $11,702, amortization of step up in value of acquired inventories of $1,609 related to an acquisition, gains on disposals of assets of $3,554 and a gain on change in control of $7,601 related to an acquisition.

(3)	2021 special items reflect pension settlement charges of $2,965 and amortization of step up in value of acquired inventories of $820 related to an acquisition.

2019 special items reflect Rationalization and asset impairment charges of $1,770.

(4)	2021 special items reflect acquisition transaction and integration costs of $1,923 related acquisitions as discussed in Note 4 to the consolidated financial statements

2019 special items reflect acquisition transaction and integration costs of $1,804 related to an acquisition as discussed in Note 4 to the consolidated financial statements.

Export sales (excluding inter-company sales) from the United States were $149,110 in 2021, $132,637 in 2020 and $147,145 in 2019. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2021.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2021	2020	2019
Net sales:
United States	$1,726,498	$1,431,859	$1,615,483
Foreign countries	1,507,682	1,223,541	1,387,789
Total	$3,234,180	$2,655,400	$3,003,272

	December 31,
	2021	2020	2019
Property, plant and equipment, net:
United States	$262,247	$247,931	$250,923
Foreign countries	249,497	274,214	278,566
Eliminations	—	(53)	(145)
Total	$511,744	$522,092	$529,344

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization and asset impairment net charges of $9,827, $45,468 and $15,188 for the years ended December 31, 2021, 2020 and 2019, respectively. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets. A description of each restructuring plan and the related costs follows:

During 2020 and 2021, the Company initiated rationalization plans within the Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At December 31, 2021, liabilities of $2,990 for

International Welding were recognized in Other current liabilities in the Company's Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

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

The following table summarizes the activity related to the rationalization liabilities:

		International
	Americas Welding	Welding	Consolidated
Balance at December 31, 2019	$—	$8,202	$8,202
Payments and other adjustments	(4,712)	(13,501)	(18,213)
Charged to expense	4,737	18,896	23,633
Balance at December 31, 2020	$25	$13,597	$13,622
Payments and other adjustments	(25)	(21,488)	(21,513)
Charged to expense	—	10,881	10,881
Balance at December 31, 2021	$—	$2,990	$2,990

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Year Ended December 31, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(790)		(40,111)		4,023	[3]	(36,878)
Amounts reclassified from AOCI	1,651	[1]	8,887	[2]	—		10,538
Net current-period other comprehensive income (loss)	861		(31,224)		4,023		(26,340)
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	6,753		6,279		(49,342)	[3]	(36,310)
Amounts reclassified from AOCI	(1,146)	[1]	82,260	[2]	—		81,114
Net current-period other comprehensive income (loss)	5,607		88,539		(49,342)		44,804
Balance at December 31, 2021	$8,094		$(13,231)		$(252,249)		$(257,386)

(1)	During 2021, this AOCI reclassification is a component of Net sales of $1,553 (net of tax of $671) and Cost of goods sold of $407 (net of tax of $179); during 2020, the reclassification is a component of Net sales of $(1,478) (net of tax of $(537)) and Cost of goods sold of $173 (net of tax of $(15)). Refer to Note 15 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $46,609 and $2,857 during the years ended December 31, 2021 and 2020, respectively). Refer to Note 12 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income before reclassifications excludes $(403) and $45 attributable to Non-controlling interests in the years ended December 31, 2021 and 2020, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to the Consolidated Statements of Equity for additional details.

NOTE 9 – DEBT

At December 31, 2021 and 2020, debt consisted of the following:

	December 31,
	2021	2020
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,074 and $1,178 at December 31, 2021 and 2020, respectively)	$704,313	$704,886
Other borrowings due through 2030, interest up to 2.2%	13,542	10,681
	717,855	715,567
Less current portion	766	111
Long-term debt, less current portion	717,089	715,456
Short-term debt
Amounts due banks, weighted average interest at 1.8% in 2021 and 17.9% in 2020	51,964	2,623
Current portion long-term debt	766	111
Total short-term debt	52,730	2,734
Total debt	$769,819	$718,190

At December 31, 2021 and 2020, the fair value of long-term debt, including the current portion, was approximately $776,655 and $793,591, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $717,855 and $715,567, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. Interest on the Notes is paid semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

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

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 12.4 years, respectively.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2021, the Company was in compliance with all of its covenants and had $40,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $91,309. As of December 31, 2021 the Company was in compliance with all of its covenants and had $11,964 outstanding at December 31, 2021.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2021 are $52,730 in 2022, $11,269 in 2023, $228 in 2024, $100,228 in 2025, $228 in 2026 and $600,911 thereafter. Total interest paid was $23,752 in 2021, $26,332 in 2020 and $24,950 in 2019. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 15 to the consolidated financial statements.

NOTE 10 – STOCK PLANS

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2021, there were 1,949,554 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	1,179,761	$77.31
Options granted	179,184	114.27
Options exercised	(287,449)	66.91
Options canceled	(630)	59.19
Options forfeited	(2,642)	89.51
Balance at end of year	1,068,224	86.28
Exercisable at end of year	726,972	78.93

Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2021. In 2021, all options issued were under the Employee Plan.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2021	2020	2019
Expected volatility	28.01%	25.80%	25.98%
Dividend yield	2.17%	2.51%	2.42%
Risk-free interest rate	0.55%	1.41%	2.49%
Expected option life (years)	4.7	4.7	4.6
Weighted average fair value per option granted during the year	$21.70	$15.97	$17.46

The following table summarizes non-vested stock options for the year ended December 31, 2021:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	335,835	$16.88
Granted	179,184	21.70
Vested	(170,494)	17.50
Canceled	(2,642)	16.12
Forfeited	(630)	15.56
Balance at end of year	341,253	19.11

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2021 was $56,814 and $44,009, respectively. The total intrinsic value of awards exercised during 2021, 2020 and 2019 was $20,442, $13,269 and $13,964, respectively. The total fair value of options that vested during 2021, 2020 and 2019 was $2,983, $3,564 and $3,012, respectively.

The following table summarizes information about awards outstanding as of December 31, 2021:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $49.99	28,287	$47.83	0.90	28,287	$47.83	0.90
$50.00 - $59.99	132,756	58.12	4.10	132,756	58.12	4.10
Over $60.00	907,181	91.60	6.80	565,928	85.37	5.70
	1,068,224		6.30	726,971		5.20

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2021 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	411,489	$90.23
Units granted	134,363	118.76
Units vested	(132,113)	93.16
Units forfeited	(9,913)	94.70
Balance at end of year	403,826	98.65

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 29,730 RSUs and PSUs to common shares in 2021 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2021, 107,654 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2021, 103,700 RSUs were issued under the Employee Plan and the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.4 years as of December 31, 2021.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2021, the Company issued 30,663 PSU’s and has 90,329 PSUs outstanding under the Employee Plan at a weighted average fair value of $97.58 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.1 years as of December 31, 2021.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2021, 2020 and 2019 was $23,787, $15,388 and $16,624, respectively. The related tax benefit for 2021, 2020 and 2019 was $5,988, $3,874 and $4,151, respectively. As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $19,723, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 9,070 in 2021, 13,667 in 2020 and 13,300 in 2019.

NOTE 11 – COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 55 million of the Company’s common shares. On February 12, 2020, the Company’s Board of Director’s approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million of its outstanding common shares under this program. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2021, the Company purchased a total of 1.2 million shares at an average cost per share of $132.32. As of December 31, 2021, 10.2 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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

Obligations and Funded Status

	December 31,
	2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$557,946	$190,141	$492,511	$176,858
Service cost	194	1,413	156	3,140
Interest cost	8,926	2,567	14,670	2,755
Plan participants' contributions	—	84	—	142
Acquisitions & other adjustments	—	(115)	—	11
Actuarial (gain) loss (1)	(7,774)	(10,759)	100,346	7,161
Benefits paid	(10,118)	(9,586)	(10,105)	(7,064)
Settlements/curtailments (2)	(538,244)	(4,466)	(39,632)	(2,701)
Currency translation	—	(5,274)	—	9,839
Benefit obligations at end of year	10,930	164,005	557,946	190,141

Change in plan assets
Fair value of plan assets at beginning of year	618,024	117,058	589,551	105,673
Actual return on plan assets	(2,058)	4,694	72,596	8,403
Employer contributions	—	2,097	—	2,818
Plan participants' contributions	—	84	—	142
Benefits paid	(9,264)	(6,864)	(8,875)	(4,403)
Settlements (2)	(538,244)	(1,072)	(35,248)	(633)
Currency translation	—	(1,440)	—	5,058
Fair value of plan assets at end of year	68,458	114,557	618,024	117,058

Funded status at end of year	57,528	(49,448)	60,078	(73,083)
Unrecognized actuarial net loss	2,897	13,274	108,873	28,637
Unrecognized prior service cost	—	(23)	—	389
Unrecognized transition assets, net	—	25	—	27
Net amount recognized	$60,425	$(36,172)	$168,951	$(44,030)

(1)	Actuarial gains in 2021 were primarily the result of an increase in the Company’s pension plan discount rates.
(2)	Settlements in 2021 and 2020 resulting from lump sum pension payments and the purchase of a group annuity contract in October 2021 related to the termination of a pension plan.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2021 were $13,230, $(16) and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied and received a determination letter. During 2021, pension obligations were distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract in October 2021. The lump sum payments and annuity purchase resulted in pre-tax settlement charges of

$126,056 in the twelve months ended December 31, 2021. The remaining surplus assets of $68,458 at December 31, 2021 were transferred to a suspense account in January 2022 and will be used to fund employer matching contributions in the Company’s Savings Plan. The surplus assets are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	Pension plans	plans	pension plans
Prepaid pensions (1)	$68,458	$2,425	$71,402	$—
Accrued pension liability, current (2)	(690)	(2,546)	(726)	(3,050)
Accrued pension liability, long-term (3)	(10,240)	(49,327)	(10,598)	(70,033)
Accumulated other comprehensive loss, excluding tax effects	2,897	13,276	108,873	29,053
Net amount recognized in the balance sheets	$60,425	$(36,172)	$168,951	$(44,030)

(1)	Included in Other assets. In 2021, U.S. pension plans include $9,776 in Other current assets and $58,682 in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2021		2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$194	$1,413	$156	$3,140	$140	$2,908
Interest cost	8,926	2,567	14,670	2,755	18,610	3,739
Expected return on plan assets	(13,050)	(3,990)	(23,377)	(4,217)	(24,980)	(4,430)
Amortization of prior service cost	—	8	—	57	—	58
Amortization of net loss	1,966	882	1,346	1,986	1,654	2,296
Settlement and curtailment charges (gains) (1)	126,055	(42)	8,118	237	—	266
Defined benefit plans	$124,091	$838	$913	$3,958	$(4,576)	$4,837

(1)	Pension settlement charges resulting from lump sum pension payments and the purchase of a group annuity contract in 2021.

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Projected benefit obligation	$10,886	$121,894	$11,278	$144,576
Accumulated benefit obligation	10,372	120,037	10,887	140,169
Fair value of plan assets	—	70,199	—	71,285

The total accumulated benefit obligation for all plans was $171,755 as of December 31, 2021 and $742,284 as of December 31, 2020.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S. pension	Non-U.S.
	Plans	pension plans
Estimated Payments
2022	$699	$8,007
2023	2,405	7,415
2024	699	8,648
2025	1,055	8,577
2026	1,082	7,764
2027 through 2031	5,319	38,475

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Discount Rate	2.5%	1.8%	2.2%	1.3%
Rate of increase in compensation	3.0%	3.1%	2.5%	2.7%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2021		2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Discount rate	2.2%	1.3%	3.4%	1.7%	4.4%	2.3%
Rate of increase in compensation	2.5%	2.7%	2.5%	2.6%	2.5%	2.8%
Expected return on plan assets	3.0%	3.3%	4.0%	4.1%	5.0%	4.5%

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

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. Excluding the RAP plan assets, the target allocation for plan assets is 25% to 35% equity securities and 65% to 75% debt and other securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2021:

	Pension Plans' Assets at Fair Value as of December 31, 2021
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$71,199	$—	$—	$71,199
Fixed income securities (1)
Corporate debt and other obligations	—	5,240	—	5,240
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				106,576
Total investments at fair value	$71,199	$5,240	$—	$183,015

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2020:

	Pension Plans' Assets at Fair Value as of December 31, 2020
	Quoted Prices
	in Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$9,162	$—	$—	$9,162
Fixed income securities (1)
U.S. government bonds	24,257	—	—	24,257
Corporate debt and other obligations	—	213,227	—	213,227
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				460,474
Private equity funds (4)				27,962
Total investments at fair value	$33,419	$213,227	$—	$735,082

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.
(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.
(4)	Private equity funds consist of four funds seeking capital appreciation by investing in private equity investment partnerships and venture capital companies. Private equity fund valuations are based on the NAV of the underlying assets. Funds are comprised of unrestricted and restricted publicly traded securities and privately held securities. Unrestricted securities are valued at the closing market price on the reporting date. Restricted securities may be valued at a discount from such closing public market price, depending on facts and circumstances. Privately held securities are valued at fair value as determined by the fund directors and general partners.

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $213, $1,225 and $576 in 2021, 2020 and 2019, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $7,947, $8,194 and $12,202 at December 31, 2021, 2020 and 2019, respectively.

Defined Contribution Plans

Substantially all U.S. employees are covered under defined contribution plans. In October 2016, the Company announced a plan redesign of The Lincoln Electric Company Employee Savings Plan (“Savings Plan”) that was effective January 1, 2017. The Savings Plan provides that eligible employees receive up to 6% of employees’ annual compensation through Company matching contributions of 100% of the first 3% of employee compensation contributed to the plan, and automatic Company contributions equal to 3% of annual compensation. In addition, certain employees affected by the RAP freeze in 2016 are also eligible to receive employer contributions equal to 6% of annual compensation for a minimum period of five years or to the end of the year in which they complete thirty years of service.

Effective January 1, 2017, the Company created The Lincoln Electric Company Restoration Plan (“Restoration Plan”). The Restoration Plan is a domestic unfunded plan maintained for the purpose of providing certain employees the ability to fully participate in standard employee retirement offerings, which are limited by IRS regulations on covered compensation.

The annual costs recognized for defined contribution plans were $26,282, $22,593 and $24,835 in 2021, 2020 and 2019, respectively.

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

NOTE 13 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Year Ended December 31,
	2021	2020	2019
Equity earnings in affiliates	$499	$408	$3,163
Other components of net periodic pension (cost) income (1)	(123,920)	(1,575)	2,787
Other income (expense) (2)	8,964	5,109	15,048
Total Other income (expense)	$(114,457)	$3,942	$20,998

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments. Refer to Note 12 to the consolidated financial statements for details.
(2)	Includes a gain on change in control related to an acquisition in the year ended December 31, 2019. Refer to Note 4 to the consolidated financial statements for details.

NOTE 14 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$143,290	$179,650	$237,296
Non-U.S.	181,708	84,390	131,197
Total	$324,998	$264,040	$368,493

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$23,415	$30,091	$25,063
Non-U.S.	44,828	18,020	26,540
State and local	10,298	8,770	9,064
	78,541	56,881	60,667
Deferred:
Federal	(21,538)	(1,898)	6,971
Non-U.S.	(4,488)	3,196	6,513
State and local	(4,097)	(283)	1,259
	(30,123)	1,015	14,743
Total	$48,418	$57,896	$75,410

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2021 were as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate applied to pre-tax income	$68,250	$55,448	$77,384
State and local income taxes, net of federal tax benefit	4,005	6,148	8,831
Excess tax benefits resulting from exercises of stock-based compensation	(4,681)	(2,471)	(3,451)
Resolution and settlements to uncertain tax positions	577	(4,146)	(9,432)
Foreign Derived Intangible Income Deduction	(2,197)	(1,267)	(4,315)
Foreign rate variance	2,131	85	7,023
Valuation allowances	(4,209)	4,753	3,198
Research and development credit	(5,300)	(4,400)	(4,786)
Pension plan termination adjustment	(14,711)	—	—
U.S. tax cost (benefit) of foreign source income	3,488	269	1,783
Other	1,065	3,477	(825)
Total	$48,418	$57,896	$75,410
Effective tax rate	14.9%	21.9%	20.5%

The 2021 effective tax rate was lower than 2020 primarily due to the impact of a plan termination and utilization of certain loss carryforwards previously subject to valuation allowances in the current year offset by the impact of lower income tax benefits for the settlement of tax items recorded in the prior year.

Total income tax payments, net of refunds, were $87,288 in 2021, $59,360 in 2020 and $42,880 in 2019.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Tax loss and credit carry-forwards	$46,889	$56,076
Inventory	1,929	2,525
Other accruals	13,395	14,084
Employee benefits	28,163	27,673
Pension obligations	9,760	13,021
Other	5,073	4,306
Deferred tax assets, gross	105,209	117,685
Valuation allowance	(55,619)	(65,413)
Deferred tax assets, net	49,590	52,272
Deferred tax liabilities:
Property, plant and equipment	40,422	36,795
Intangible assets	18,253	13,595
Inventory	3,716	5,586
Pension obligations	16,397	16,070
Other	9,202	10,009
Deferred tax liabilities	87,990	82,055
Total deferred taxes	$(38,400)	$(29,783)

At December 31, 2021, certain subsidiaries had net operating loss carry-forwards of approximately $7,245 that expire in various years from 2022 through 2035, plus $168,519 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2021, a valuation allowance of $55,619 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $233. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefits of $485 for the year ended December 31, 2021 and benefits of $244 for the year ended December 31, 2020 for interest and penalties. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $3,209 and $4,120, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2021	2020
Balance at beginning of year	$17,596	$20,585
Increase related to current year tax provisions	2,693	1,661
Increase/(decrease) related to prior years' tax positions	(17)	683
Decrease related to settlements with taxing authorities	—	(1,476)
Resolution of and other decreases in prior years' tax liabilities	(1,585)	(4,537)
Other	(476)	680
Balance at end of year	$18,211	$17,596

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14,918 at December 31, 2021 and $14,202 at December 31, 2020.

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

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $3,921 in prior years’ unrecognized tax benefits in 2022.

NOTE 15 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2021.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2021. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $72,630 at December 31, 2021 and $69,051 at December 31, 2020.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at December 31, 2021 and 2020 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 975,000 pounds at December 31, 2021 that are qualified and designated as cash flow hedges.

Fair value hedges

Certain interest rate swap agreements are qualified and designated as fair value hedges. At December 31, 2021, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the year ended December 31, 2020, which resulted in a gain of $6,629 that is amortized to interest expense over the remaining life of the underlying debt.

Net investment hedges

The Company has cross currency swaps that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $25,000 as of December 31, 2021 and was $50,000 at December 31, 2020.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $94,479 at December 31, 2021.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $301,685 at December 31, 2021 and $391,112 at December 31, 2020.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2021				December 31, 2020
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$772	$535	$—	$—	$2,451	$1,124	$—	$—
Forward starting swap agreements	—	—	6,990	—	—	—	4,876	—
Net investment contracts	2,095	—	—	608	—	—	—	4,308
Commodity contracts	311	—	—	—	—	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	4,656	3,445	—	—	1,398	3,485	—	—
Total derivatives	$7,834	$3,980	$6,990	$608	$3,849	$4,609	$4,876	$4,308

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gain (loss)	2021	2020
Foreign exchange contracts	Selling, general & administrative expenses	$7,707	$3,160

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	December 31, 2021	December 31, 2020
Foreign exchange contracts	$284	$660
Forward starting swap agreements	5,232	3,649
Net investment contracts	2,339	(1,822)
Commodity contracts	239	—

The Company expects a loss of $284 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2021	2020
Foreign exchange contracts	Sales	$2,224	$(2,015)
	Cost of goods sold	586	158

NOTE 16 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2021 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,428	$—	$5,428	$—
Net investment contracts	2,095	—	2,095	—
Commodity contracts	311	—	311	—
Forward starting swap agreements	6,990	—	6,990	—
Total assets	$14,824	$—	$14,824	$—
Liabilities:
Foreign exchange contracts	$3,980	$—	$3,980	$—
Net investment contracts	608	—	608	—
Deferred compensation	41,612	—	41,612	—
Total liabilities	$46,200	$—	$46,200	$—

The following table provides a summary of fair value assets and liabilities as of December 31, 2020 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2020	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,849	$—	$3,849	$—
Forward starting swap agreements	4,876	—	4,876	—
Total assets	$8,725	$—	$8,725	$—
Liabilities:
Foreign exchange contracts	$4,609	$—	$4,609	$—
Net investment contracts	4,308	—	4,308	—
Deferred compensation	41,539	—	41,539	—
Total liabilities	$50,456	$—	$50,456	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements, forward starting swap agreements and cross currency swaps using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2021, there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2021 and December 31, 2020. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

NOTE 17 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2021	December 31, 2020
Raw materials	$143,394	$111,888
Work-in-process	97,834	60,341
Finished goods	298,691	209,029
Total	$539,919	$381,258

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31, 2021 and 2020, approximately 36% and 35% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $114,176 at December 31, 2021 and $75,581 at December 31, 2020.

NOTE 18 – LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2021	December 31, 2020
Right-of-use assets	Other assets	$47,966	$43,570

Current liabilities	Other current liabilities	$10,218	$11,502
Noncurrent liabilities	Other liabilities	38,960	33,988
Total lease liabilities		$49,178	$45,490

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $21,630, $23,499 and $25,389 in the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020 was $15,723 and $15,488, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2021 and 2020 were $12,257 and $4,387, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2021
2022	$11,415
2023	9,697
2024	8,183
2025	5,208
2026	3,951
After 2026	17,351
Total lease payments	$55,805
Less: Imputed interest	6,627
Operating lease liabilities	$49,178

As of December 31, 2021 and 2020, the weighted average remaining lease term was 8.6 years and 7.3 years, respectively. As of December 31, 2021 and 2020, the weighted average discount rate used to determine the operating lease liability was 3.1% and 3.5%, respectively.

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

NOTE 20 – PRODUCT WARRANTY COSTS

The changes in product warranty accruals were as follows:

	December 31,
	2021	2020	2019
Balance at beginning of year	$21,760	$20,650	$19,778
Accruals for warranties	10,940	17,194	17,094
Settlements	(11,804)	(16,175)	(16,211)
Foreign currency translation and other adjustments	(430)	91	(11)
Balance at end of year	$20,466	$21,760	$20,650

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	(Credited) to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2021	$14,779	$718	$(2,491)	$1,901	$11,105
Year Ended December 31, 2020	16,002	1,391	(1,239)	1,375	14,779
Year Ended December 31, 2019	12,827	1,227	3,792	1,844	16,002

Deferred tax asset valuation allowance:
Year Ended December 31, 2021	$65,413	$1,147	$(3,873)	$7,068	$55,619
Year Ended December 31, 2020	71,546	9,606	(6,741)	8,998	65,413
Year Ended December 31, 2019	69,400	3,691	(481)	1,064	71,546

(1)	Currency translation adjustment, reductions from restructuring and other adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks