Form 10-Q
period 2022-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2022-04-28
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of March 31, 2022 was 58,097,417.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		29
Item 4. Controls and Procedures		29

PART II. OTHER INFORMATION		30
Item 1. Legal Proceedings		30
Item 1A. Risk Factors		30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		31
Item 4. Mine Safety Disclosures		31
Item 6. Exhibits		32
Signatures		33

EX-10.1	Form of Stock Option Agreement for Executive Officers (filed herewith).
EX-10.2	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
EX-10.3	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales (Note 2)	$925,448	$757,021
Cost of goods sold	595,671	503,254
Gross profit	329,777	253,767
Selling, general & administrative expenses	166,686	145,676
Rationalization and asset impairment charges (Note 6)	1,885	4,163
Operating income	161,206	103,928
Interest expense, net	6,198	5,359
Other income (expense) (Note 14)	4,634	(1,416)
Income before income taxes	159,642	97,153
Income taxes (Note 15)	33,611	23,020
Net income including non-controlling interests	126,031	74,133
Non-controlling interests in subsidiaries’ income (loss)	1	(44)
Net income	$126,030	$74,177

Basic earnings per share (Note 3)	$2.15	$1.24
Diluted earnings per share (Note 3)	$2.13	$1.23
Cash dividends declared per share	$0.56	$0.51

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income including non-controlling interests	$126,031	$74,133
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $2,051 and $2,309 in the three months ended March 31, 2022 and 2021	5,355	7,290
Defined benefit pension plan activity, net of tax of $14 and $815 in the three months ended March 31, 2022 and 2021	107	5,060
Currency translation adjustment	(7,449)	(22,743)
Other comprehensive loss:	(1,987)	(10,393)
Comprehensive income	124,044	63,740
Comprehensive income (loss) attributable to non-controlling interests	135	(203)
Comprehensive income attributable to shareholders	$123,909	$63,943

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2022	December 31, 2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$154,373	$192,958
Accounts receivable (less allowance for doubtful accounts of $10,665 in 2022; $11,105 in 2021)	516,231	429,074
Inventories (Note 9)	599,781	539,919
Other current assets	157,448	127,642
Total Current Assets	1,427,833	1,289,593
Property, plant and equipment (less accumulated depreciation of $877,707 in 2022; $868,036 in 2021)	511,873	511,744
Goodwill	437,141	430,162
Other assets	359,497	360,808
TOTAL ASSETS	$2,736,344	$2,592,307
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$150,560	$52,730
Trade accounts payable	369,415	330,230
Accrued employee compensation and benefits	109,797	108,562
Other current liabilities	297,880	264,383
Total Current Liabilities	927,652	755,905
Long-term debt, less current portion (Note 12)	715,032	717,089
Other liabilities	230,600	255,404
Total Liabilities	1,873,284	1,728,398
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	462,217	451,268
Retained earnings	3,063,721	2,970,303
Accumulated other comprehensive loss	(259,507)	(257,386)
Treasury Shares	(2,413,171)	(2,309,941)
Total Shareholders' Equity	863,118	864,102
Non-controlling interests	(58)	(193)
Total Equity	863,060	863,909
TOTAL LIABILITIES AND TOTAL EQUITY	$2,736,344	$2,592,307

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,386)	$(2,309,941)	$(193)	$863,909
Net income				126,030			1	126,031
Unrecognized amounts from defined benefit pension plans, net of tax					107			107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355			5,355
Currency translation adjustment					(7,583)		134	(7,449)
Cash dividends declared - $0.56 per share				(32,505)				(32,505)
Stock-based compensation activity	116		10,834			1,349		12,183
Purchase of shares for treasury	(805)					(104,579)		(104,579)
Other			115	(107)				8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,507)	$(2,413,171)	$(58)	$863,060

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(302,190)	$(2,149,714)	$979	$790,250
Net income				74,177			(44)	74,133
Unrecognized amounts from defined benefit pension plans, net of tax					5,060			5,060
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					7,290			7,290
Currency translation adjustment					(22,584)		(159)	(22,743)
Cash dividends declared – $0.51 per share				(30,572)				(30,572)
Stock-based compensation activity	134		7,680			1,502		9,182
Purchase of shares for treasury	(237)					(28,459)		(28,459)
Other			891	(741)			(883)	(733)
Balance at March 31, 2021	59,538	$9,858	$418,529	$2,864,223	$(312,424)	$(2,176,671)	$(107)	$803,408

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,030	$74,177
Non-controlling interests in subsidiaries' income (loss)	1	(44)
Net income including non-controlling interests	126,031	74,133
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	1,188	60
Depreciation and amortization	19,891	19,118
Equity earnings in affiliates, net	(113)	(177)
Deferred income taxes	(18,207)	(16,115)
Stock-based compensation	11,148	6,402
Other, net	(162)	9,016
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(86,120)	(65,795)
Increase in inventories	(55,407)	(42,568)
Increase in other current assets	(25,152)	(8,095)
Increase in trade accounts payable	39,284	42,325
Increase in other current liabilities	32,116	30,266
Net change in other assets and liabilities	(1,407)	(3,308)
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,090	45,262
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,672)	(9,936)
Acquisition of businesses, net of cash acquired	(22,013)	—
Proceeds from sale of property, plant and equipment	569	584
Other investing activities	—	6,500
NET CASH USED BY INVESTING ACTIVITIES	(40,116)	(2,852)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings	96,308	1,307
Proceeds from exercise of stock options	1,035	2,780
Purchase of shares for treasury (Note 8)	(104,579)	(28,459)
Cash dividends paid to shareholders	(33,361)	(30,999)
NET CASH USED BY FINANCING ACTIVITIES	(40,597)	(55,371)
Effect of exchange rate changes on Cash and cash equivalents	(962)	(2,192)
DECREASE IN CASH AND CASH EQUIVALENTS	(38,585)	(15,153)

Cash and cash equivalents at beginning of period	192,958	257,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,373	$242,126

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest (the “Company”) after elimination of all inter-company accounts, transactions and profits.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The accompanying Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales for the year ended December 31, 2021 and less than 1% of consolidated Total assets as of December 31, 2021, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company will continue to monitor the Russia-Ukraine conflict and its potential impacts.

Subsequent Events

Cumulative inflation in Turkey over the preceding three-year period reached 100% during the first quarter of 2022. As a result, the Company changed the functional currency of its Turkish subsidiary to the U.S. dollar as of April 1, 2022.

Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to April 28, 2022, the filing date of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements:

There were no new accounting pronouncements ("Accounting Standard Updates" or "ASUs") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company as of January 1, 2022.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2022	2021
Consumables	$539,162	$434,179
Equipment	386,286	322,842
Net sales	$925,448	$757,021

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

At March 31, 2022, the Company recorded $70,096 related to advance customer payments and $33,284 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2021, the balances related to advance customer payments and billings in excess of revenue recognized were $72,047 and $40,450, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2022 and December 31, 2021, the Company recorded $43,941 and $25,300, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$126,030	$74,177
Denominator (shares in 000's):
Basic weighted average shares outstanding	58,606	59,642
Effect of dilutive securities - Stock options and awards	666	657
Diluted weighted average shares outstanding	59,272	60,299
Basic earnings per share	$2.15	$1.24
Diluted earnings per share	$2.13	$1.23

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

For the three months ended March 31, 2022 and 2021, common shares subject to equity-based awards of 69,614 and 89,592, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

During March 2022, the Company acquired Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications.

During July 2021, the Company acquired Overstreet-Hughes Company, Inc. and Shoals Tubular, Inc. (“FTP”). FTP manufactures copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisition further differentiated The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates growth in this market.

During April 2021, the Company acquired Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman"), a division of the Zeman Group. Zeman, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expanded the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended March 31, 2022
Net sales	$534,055	$258,041	$133,352	$—	$925,448
Inter-segment sales	28,156	6,228	3,062	(37,446)	—
Total	$562,211	$264,269	$136,414	$(37,446)	$925,448
Adjusted EBIT	$111,568	$37,087	$19,598	$(4,801)	$163,452
Special items charge (gain) (1)	(3,735)	1,347	—	—	(2,388)
EBIT	$115,303	$35,740	$19,598	$(4,801)	$165,840
Interest income					376
Interest expense					(6,574)
Income before income taxes					$159,642

Three Months Ended March 31, 2021
Net sales	$425,242	$223,079	$108,700	$—	$757,021
Inter-segment sales	32,748	4,285	2,147	(39,180)	—
Total	$457,990	$227,364	$110,847	$(39,180)	$757,021
Adjusted EBIT	$76,617	$18,816	$18,697	$(1,456)	$112,674
Special items charge (gain) (2)	4,440	4,609	—	1,113	10,162
EBIT	$72,177	$14,207	$18,697	$(2,569)	$102,512
Interest income					454
Interest expense					(5,813)
Income before income taxes					$97,153

(1)	In the three months ended March 31, 2022, special items reflect Rationalization charges of $1,885 in International Welding and the final settlement related to the termination of a pension plan of $3,735 in Americas Welding.
(2)	In the three months ended March 31, 2021, special items reflect Rationalization and asset impairment charges of $4,163 in International Welding, pension settlement charges of $4,440 and $446 in Americas Welding and International Welding, respectively, and acquisition transaction costs of $1,113 in Corporate/Eliminations related to an acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $1,885 and $4,163 in the three months ended March 31, 2022 and 2021, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

During 2021, the Company initiated rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At March 31, 2022, liabilities of $1,770 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2022:

Consolidated
Balance at December 31, 2021	$2,990
Payments and other adjustments	(1,917)
Charged to expense	697
Balance at March 31, 2022	$1,770

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended March 31, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)		$(252,249)		$(257,386)
Other comprehensive income (loss) before reclassification	5,849		—		(7,583)	[3]	(1,734)
Amounts reclassified from AOCI	(494)	[1]	107	[2]	—		(387)
Net current-period other comprehensive income (loss)	5,355		107		(7,583)		(2,121)
Balance at March 31, 2022	$13,449		$(13,124)		$(259,832)		$(259,507)

	Three Months Ended March 31, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	7,066		602		(22,584)	[3]	(14,916)
Amounts reclassified from AOCI	224	[1]	4,458	[2]	—		4,682
Net current-period other comprehensive income (loss)	7,290		5,060		(22,584)		(10,234)
Balance at March 31, 2021	$9,777		$(96,710)		$(225,491)		$(312,424)
(1)	During the three months ended March 31, 2022, the AOCI reclassification is a component of Net sales of $132 (net of tax of $48) and Cost of goods sold of $362 (net of tax of $93); during the three months ended March 31, 2021, the reclassification is a component of Net sales of $102 (net of tax of $42) and Cost of goods sold of $326 (net of tax of $133). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $14 and $1,456) during the three months ended March 31, 2022 and 2021, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $134 and $(159) attributable to Non-controlling interests in the three months ended March 31, 2022 and 2021, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 10 million shares of the Company’s common shares. From time to time at management’s discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended March 31, 2022, the Company purchased a total of 0.8 million shares at an average cost per share of $129.97. As of March 31, 2022, 9.5 million common shares remained available for repurchase under these programs. The repurchased common shares remain in treasury and have not been retired.

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2022	December 31, 2021
Raw materials	$174,515	$143,394
Work-in-process	108,927	97,834
Finished goods	316,339	298,691
Total	$599,781	$539,919

At March 31, 2022 and December 31, 2021, approximately 36% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $121,064 and $114,176 at March 31, 2022 and December 31, 2021, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2022	December 31, 2021
Right-of-use assets	Other assets	$49,372	$47,966

Current liabilities	Other current liabilities	$10,397	$10,218
Noncurrent liabilities	Other liabilities	40,418	38,960
Total lease liabilities		$50,815	$49,178

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $5,198 and $5,051 in the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities at March 31, 2022 and 2021, respectively, were $3,187 and $3,389 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three months ended March 31, 2022 and 2021 were $2,737 and $0, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2022
2022	$8,861
2023	10,633
2024	9,140
2025	6,115
2026	4,846
After 2026	17,743
Total lease payments	$57,338
Less: Imputed interest	6,523
Operating lease liabilities	$50,815

As of March 31, 2022, the weighted average remaining lease term is 8.3 years and the weighted average discount rate used to determine the operating lease liability is 3.03%.

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of year	$20,466	$21,760
Accruals for warranties	3,049	3,136
Settlements	(3,570)	(3,253)
Foreign currency translation and other adjustments	(78)	(156)
Balance at end of year	$19,867	$21,487

NOTE 12 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2022, the Company was in compliance with all of its covenants and had $110,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $108,048. As of March 31, 2022, the Company was in compliance with all of its covenants and had $40,022 outstanding at March 31, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At March 31, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $693,298 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $715,570 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended March 31,
	2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Service cost	$50	$305	$49	$471
Interest cost	66	704	2,981	616
Expected return on plan assets	—	(1,004)	(4,509)	(972)
Amortization of prior service cost	—	(1)	—	12
Amortization of net loss	44	78	581	435
Settlement charges (gains) (1)	(3,735)	—	4,440	446
Defined benefit plans	(3,575)	82	3,542	1,008
Multi-employer plans	—	110	—	244
Defined contribution plans	6,035	625	5,162	845
Total pension cost	$2,460	$817	$8,704	$2,097

(1)	Gains in the three months ended March 31, 2022 related to the final settlement associated with the termination of a pension plan. Charges primarily resulting from lump sum pension payments in the three months ended March 31, 2021.

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2022	2021
Equity earnings in affiliates	$113	$176
Other components of net periodic pension (cost) income (1)	3,848	(4,030)
Other income (expense)	673	2,438
Total Other income (expense)	$4,634	$(1,416)

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 13 to the consolidated financial statements.

NOTE 15 — INCOME TAXES

The Company recognized $33,611 of tax expense on pretax income of $159,642, resulting in an effective income tax rate of 21.1% for the three months ended March 31, 2022. The effective income tax rate was 23.7% for the three months ended March 31, 2021.

The effective tax rate was lower for the three months ended March 31, 2022, as compared with the same period in 2021, primarily due to favorable discrete tax adjustments in 2022 and geographic mix of earnings.

As of March 31, 2022, the Company had $19,590 of unrecognized tax benefits. If recognized, approximately $16,254 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $3,873 in previously unrecognized tax benefits by the end of the first quarter 2023.

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2022 and 2021.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2022. The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

The Company has certain foreign currency forward contracts that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $58,707 at March 31, 2022 and $72,630 at December 31, 2021.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at March 31, 2022 and December 31, 2021 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 900,000 pounds and 975,000 pounds at March 31, 2022 and December 31, 2021, respectively, that are qualified and designated as cash flow hedges.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $25,000 as of March 31, 2022 and December 31, 2021, respectively.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $91,881 at March 31, 2022 and $94,479 at December 31, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $257,585 and $301,685 at March 31, 2022 and December 31, 2021, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2022				December 31, 2021
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,174	$387	$—	$—	$772	$535	$—	$—
Forward starting swap agreements	—	—	10,537	—	—	—	6,990	—
Net investment contracts	2,103	—	—	103	2,095	—	—	608
Commodity contracts	496	—	—	—	311	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	2,830	2,077	—	—	4,656	3,445	—	—
Total derivatives	$6,603	$2,464	$10,537	$103	$7,834	$3,980	$6,990	$608

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2022	2021
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,897	$(1,286)

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2022	December 31, 2021
Foreign exchange contracts	$676	$284
Forward starting swap agreements	7,882	5,232
Net investment contracts	4,642	2,339
Commodity Contracts	249	239

The Company expects a loss of $925 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2022	2021
Foreign exchange contracts	Sales	$180	$144
	Cost of goods sold	(455)	(458)

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2022, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$4,004	$—	$4,004	$—
Net investment contracts	2,103	—	2,103	—
Commodity contracts	496	—	496	—
Forward starting swap agreements	10,537	—	10,537	—
Total assets	$17,140	$—	$17,140	$—
Liabilities:
Foreign exchange contracts	$2,464	$—	$2,464	$—
Net investment contracts	103	—	103	—
Deferred compensation	39,862	—	39,862	—
Total liabilities	$42,429	$—	$42,429	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2021, measured at fair value on a recurring basis:

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

The fair value of Cash and cash equivalents, Accounts receivable, pension surplus assets, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2022 and December 31, 2021.

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales for the year ended December 31, 2021 and less than 1% of consolidated Total assets as of December 31, 2021, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company will continue to monitor the Russia-Ukraine conflict and its potential impacts.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$925,448		$757,021		$168,427	22.2%
Cost of goods sold	595,671		503,254		(92,417)	(18.4)%
Gross profit	329,777	35.6%	253,767	33.5%	76,010	30.0%
Selling, general & administrative expenses	166,686	18.0%	145,676	19.2%	(21,010)	(14.4)%
Rationalization and asset impairment charges	1,885	0.2%	4,163	0.5%	2,278	54.7%
Operating income	161,206	17.4%	103,928	13.7%	57,278	55.1%
Interest expense, net	6,198		5,359		(839)	(15.7)%
Other income (expense)	4,634		(1,416)		6,050	427.3%
Income before income taxes	159,642	17.3%	97,153	12.8%	62,489	64.3%
Income taxes	33,611		23,020		(10,591)	(46.0)%
Effective tax rate	21.1%		23.7%		2.6%
Net income including non-controlling interests	126,031		74,133		51,898	70.0%
Non-controlling interests in subsidiaries' loss	1		(44)		45	102.3%
Net income	$126,030	13.6%	$74,177	9.8%	$51,853	69.9%
Diluted earnings per share	$2.13		$1.23		$0.90	73.2%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$757,021	$24,122	$34,829	$143,131	$(33,655)	$925,448
% Change
Lincoln Electric Holdings, Inc.		3.2%	4.6%	18.9%	(4.4)%	22.2%

Net sales increased in the three months ended March 31, 2022 driven by higher demand levels, increased product pricing as a result of higher input costs and the impact of acquisitions, partially offset by unfavorable foreign exchange

Gross Profit:

Gross profit for the three months ended March 31, 2022 increased 30.0% driven by higher volumes, the impact of cost reduction initiatives and pricing actions taken to offset higher input costs. Last-in, first-out (“LIFO”) charges were $6,888 in the three months ended March 31, 2022, as compared with charges of $3,854 in 2021.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three months ended March 31, 2022 as compared to the same 2021 period, primarily due to higher employee costs.

Rationalization and Asset Impairment Charges:

The Company recorded charges of $1,885 ($1,836 after-tax) and $4,163 ($3,831 after-tax) in the three months ended March 31, 2022 and 2021, respectively, primarily related to severance charges and gains or losses on the disposal of assets.

Other Income (Expense):

The increase in Other income (expense) for the three months ended March 31, 2022 as compared to March 31, 2021 was primarily due to the final settlement associated with the termination of a pension plan in the current year and non-cash pension settlement charges resulting from lump sum pension payments in 2021. Refer to Note 13 to the consolidated financial statements for details.

Income Taxes:

The effective tax rate was lower for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to favorable discrete tax adjustments in 2022 and geographic mix of earnings.

Segment Results

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$425,242	$22,004	$1,745	$84,218	$846	$534,055
International Welding	223,079	(1,024)	17,632	52,190	(33,836)	258,041
The Harris Products Group	108,700	3,142	15,452	6,723	(665)	133,352

% Change
Americas Welding		5.2%	0.4%	19.8%	0.2%	25.6%
International Welding		(0.5)%	7.9%	23.4%	(15.2)%	15.7%
The Harris Products Group		2.9%	14.2%	6.2%	(0.6)%	22.7%

(1)	Increase for the three months ended March 31, 2022 were due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(2)	Increase for the three months ended March 31, 2022 in Americas Welding and International Welding reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group was also due to increased commodity costs.
(3)	Decrease for the three months ended March 31, 2022 in International Welding primarily due to the devaluation of the Turkish Lira.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$534,055	$425,242	$108,813	25.6%
Inter-segment sales	28,156	32,748	(4,592)	(14.0)%
Total Sales	$562,211	$457,990	104,221	22.8%
Adjusted EBIT (4)	$111,568	$76,617	34,951	45.6%
As a percent of total sales (1)	19.8%	16.7%		3.1%
International Welding:
Net sales	$258,041	$223,079	34,962	15.7%
Inter-segment sales	6,228	4,285	1,943	45.3%
Total Sales	$264,269	$227,364	36,905	16.2%
Adjusted EBIT (5)	$37,087	$18,816	18,271	97.1%
As a percent of total sales (2)	14.0%	8.3%		5.7%
The Harris Products Group:
Net sales	$133,352	$108,700	24,652	22.7%
Inter-segment sales	3,062	2,147	915	42.6%
Total Sales	$136,414	$110,847	25,567	23.1%
Adjusted EBIT	$19,598	$18,697	901	4.8%
As a percent of total sales (3)	14.4%	16.9%		(2.5)%
Corporate / Eliminations:
Inter-segment sales	$(37,446)	$(39,180)	1,734	4.4%
Adjusted EBIT	(4,801)	(1,456)	(3,345)	(229.7)%
Consolidated:
Net sales	$925,448	$757,021	168,427	22.2%
Net income	$126,030	$74,177	51,853	69.9%
As a percent of total sales	13.6%	9.8%		3.8%
Adjusted EBIT (6)	$163,452	$112,674	50,778	45.1%
As a percent of sales	17.7%	14.9%		2.8%

(1)	Increase for the three months ended March 31, 2022 as compared to March 31, 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.
(2)	Increase for the three months ended March 31, 2022 as compared to March 31, 2021 primarily driven by pricing actions taken to offset higher input costs and cost reduction initiatives.
(3)	Decrease for the three months ended March 31, 2022 as compared to March 31, 2021 driven primarily by higher input costs, product mix and integration activities.
(4)	The three months ended March 31, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735. The three months ended March 31, 2021 exclude pension settlement charges of $4,440.

(5)	The three months ended March 31, 2022 and 2021 exclude Rationalization and asset impairment charges of $1,885 and $4,163, respectively, related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended March 31, 2021 also excludes pension settlement charges of $446.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Return on invested capital, Cash conversion and Organic sales, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Operating income as reported	$161,206	$103,928
Special items (pre-tax):
Rationalization and asset impairment charges (1)	1,885	4,163
Acquisition transaction costs (2)	—	1,113
Adjusted operating income	$163,091	$109,204

Net income as reported	$126,030	$74,177
Special items:
Rationalization and asset impairment charges (1)	1,885	4,163
Acquisition transaction costs (2)	—	1,113
Pension charges and other net gains (3)	(4,273)	4,886
Tax effect of Special items (4)	1,041	(1,561)
Adjusted net income	124,683	82,778
Non-controlling interests in subsidiaries’ income (loss)	1	(44)
Interest expense, net	6,198	5,359
Income taxes as reported	33,611	23,020
Tax effect of Special items (4)	(1,041)	1,561
Adjusted EBIT	$163,452	$112,674
Effective tax rate as reported	21.1%	23.7%
Net special item tax impact	(0.4)%	(0.8)%
Adjusted effective tax rate	20.7%	22.9%
Diluted earnings per share as reported	$2.13	$1.23
Special items per share	(0.03)	0.14
Adjusted diluted earnings per share	$2.10	$1.37

(1)	Charges primarily related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to acquisitions and are included in SG&A expenses.

(3)	Primarily includes the final settlement associated with the termination of a pension plan and settlement charges due to lump sum pension payments and are included in Other income (expense).
(4)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2022	2021	$ Change
Cash provided by operating activities (1)	$43,090	$45,262	$(2,172)
Cash used by investing activities (2)	(40,116)	(2,852)	(37,264)
Capital expenditures	(18,672)	(9,936)	(8,736)
Acquisition of businesses, net of cash acquired	(22,013)	—	(22,013)
Cash used by financing activities (3)	(40,597)	(55,371)	14,774
Net change in borrowings	96,308	1,307	95,001
Purchase of shares for treasury	(104,579)	(28,459)	(76,120)
Cash dividends paid to shareholders	(33,361)	(30,999)	(2,362)
Decrease in Cash and cash equivalents (4)	(38,585)	(15,153)	(23,432)

(1)	Cash provided by operating activities decreased for the three months ended March 31, 2022, compared with the three months ended March 31, 2021 primarily due to increased investment in working capital.
(2)	Cash used by investing activities increased for the three months ended March 31, 2022, compared with the three months ended March 31, 2021 primarily due to cash used in the acquisition of businesses. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2022. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities decreased in the three months ended March 31, 2022, compared with the three months ended March 31, 2021 due to higher proceeds from borrowings, partially offset by the increased purchase of shares for treasury.
(4)	Cash and cash equivalents decreased 20.0%, or $38,585, to $154,373 during the three months ended March 31, 2022, from $192,958 as of December 31, 2021. This decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by higher proceeds from short-term borrowings. At March 31, 2022, $150,256 of Cash and cash equivalents was held by international subsidiaries.

In April 2022, the Company paid a cash dividend of $0.56 per share, or $32,535, to shareholders of record as of March 31, 2022.

Working Capital Ratios

	March 31, 2022	December 31, 2021	March 31, 2021
Average operating working capital to Net sales (1) (2)	18.6%	16.3%	17.7%
Days sales in Inventories (2)	126.6	121.0	104.6
Days sales in Accounts receivable	53.6	50.3	55.6
Average days in Trade accounts payable	63.6	59.8	60.0

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 pandemic and increased global demand, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and had an unfavorable impact on Average operating working capital to Net sales.

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

The following table presents ROIC:

	Twelve Months Ended March 31,
	2022	2021
Net income	$328,319	$224,730
Rationalization and asset impairment charges	7,549	43,110
Acquisition transaction costs	810	1,113
Pension settlement charges	117,343	13,005
Amortization of step up in value of acquired inventories	5,804	—
Tax effect of Special items (1)	(44,586)	(10,179)
Adjusted net income	$415,239	$271,779
Plus: Interest expense, net of tax of $6,178 and $5,904 in 2022 and 2021, respectively	18,364	17,550
Less: Interest income, net of tax of $376 and $396 in 2022 and 2021, respectively	1,113	1,184
Adjusted net income before tax effected interest	$432,490	$288,145

Invested Capital	March 31, 2022	March 31, 2021
Short-term debt	$150,560	$3,607
Long-term debt, less current portion	715,032	715,328
Total debt	865,592	718,935
Total equity	863,060	803,408
Invested capital	$1,728,652	$1,522,343
Return on invested capital	25.0%	18.9%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At March 31, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $693,298 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $715,570 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2022, the Company was in compliance with all of its covenants and had $110,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $108,048. As of March 31, 2022, the Company was in compliance with all of its covenants and had $40,022 outstanding at March 31, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as the impact of the Russia-Ukraine conflict, political unrest, acts of terror, natural disasters and pandemics, including the COVID-19 pandemic, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2021. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2022, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,524 plaintiffs, which is a net decrease of 1,185 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,817 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,010 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factor described below, which could materially affect the Company’s business, financial condition or future results. The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The reader should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

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

We are currently experiencing supply shortages and inflationary pressures for certain components and raw materials due to the COVID-19 pandemic.  We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional supply from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected. Maintaining higher inventory levels to service customers may result in excess or obsolete inventory and related charges if demand for these products is lower than our expectations. This may adversely affect financial results.

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees.  Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales for the year ended December 31, 2021 and less than 1% of consolidated Total assets as of December 31, 2021, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time.  The Company will continue to monitor the Russia-Ukraine conflict and its potential impacts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2022 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
January 1 - 31, 2022	59,295	(1)	$135.40	59,087	10,180,761
February 1 - 28, 2022	172,730	(1)	127.06	151,177	10,029,584
March 1 - 31, 2022	573,177	(1)	130.16	559,172	9,470,412
Total	805,202		129.88	769,436

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 0.5 million shares at a total cost of $69.6 million for a weighted average cost of $130.34 per share through March 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.2	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.3	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
April 28, 2022