Form 10-Q
period 2022-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2022-07-28
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of June 30, 2022 was 57,919,337.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales (Note 2)	$969,589	$826,454	$1,895,037	$1,583,475
Cost of goods sold	636,108	552,445	1,231,779	1,055,699
Gross profit	333,481	274,009	663,258	527,776
Selling, general & administrative expenses	166,792	151,557	333,478	297,233
Rationalization and asset impairment charges (Note 6)	(844)	630	1,041	4,793
Operating income	167,533	121,822	328,739	225,750
Interest expense, net	6,459	5,663	12,657	11,022
Other income (expense) (Note 14)	(1,134)	1,702	3,500	286
Income before income taxes	159,940	117,861	319,582	215,014
Income taxes (Note 15)	32,118	21,581	65,729	44,601
Net income including non-controlling interests	127,822	96,280	253,853	170,413
Non-controlling interests in subsidiaries’ income (loss)	(1)	175	—	131
Net income	$127,823	$96,105	$253,853	$170,282

Basic earnings per share (Note 3)	$2.20	$1.62	$4.35	$2.86
Diluted earnings per share (Note 3)	$2.18	$1.60	$4.30	$2.83
Cash dividends declared per share	$0.56	$0.51	$1.12	$1.02

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income including non-controlling interests	$127,822	$96,280	$253,853	$170,413
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $2,794 and $4,845 in the three and six months ended June 30, 2022; $(1,012) and $1,297 in the three and six months ended June 30, 2021	8,950	(4,754)	14,305	2,536
Defined benefit pension plan activity, net of tax of $382 and $459 in the three and six months ended June 30, 2022; $(569) and $246 in the three and six months ended June 30, 2021	(44)	(1,702)	63	3,358
Currency translation adjustment	(34,615)	13,579	(42,064)	(9,164)
Other comprehensive income (loss):	(25,709)	7,123	(27,696)	(3,270)
Comprehensive income	102,113	103,403	226,157	167,143
Comprehensive income (loss) attributable to non-controlling interests	(20)	65	115	(138)
Comprehensive income attributable to shareholders	$102,133	$103,338	$226,042	$167,281

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2022	December 31, 2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$152,796	$192,958
Accounts receivable (less allowance for doubtful accounts of $10,227 in 2022; $11,105 in 2021)	518,371	429,074
Inventories (Note 9)	639,393	539,919
Other current assets	154,643	127,642
Total Current Assets	1,465,203	1,289,593
Property, plant and equipment (less accumulated depreciation of $876,354 in 2022; $868,036 in 2021)	503,088	511,744
Goodwill	431,615	430,162
Other assets	341,907	360,808
TOTAL ASSETS	$2,741,813	$2,592,307
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$125,458	$52,730
Trade accounts payable	364,495	330,230
Accrued employee compensation and benefits	144,253	108,562
Other current liabilities	269,477	264,383
Total Current Liabilities	903,683	755,905
Long-term debt, less current portion (Note 12)	712,908	717,089
Other liabilities	212,239	255,404
Total Liabilities	1,828,830	1,728,398
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	465,624	451,268
Retained earnings	3,160,920	2,970,303
Accumulated other comprehensive loss	(285,197)	(257,386)
Treasury Shares	(2,438,144)	(2,309,941)
Total Shareholders' Equity	913,061	864,102
Non-controlling interests	(78)	(193)
Total Equity	912,983	863,909
TOTAL LIABILITIES AND TOTAL EQUITY	$2,741,813	$2,592,307

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,386)	$(2,309,941)	$(193)	$863,909
Net income				126,030			1	126,031
Unrecognized amounts from defined benefit pension plans, net of tax					107			107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355			5,355
Currency translation adjustment					(7,583)		134	(7,449)
Cash dividends declared - $0.56 per share				(32,505)				(32,505)
Stock-based compensation activity	116		10,834			1,349		12,183
Purchase of shares for treasury	(805)					(104,579)		(104,579)
Other			115	(107)				8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,507)	$(2,413,171)	$(58)	$863,060
Net income				127,823			(1)	127,822
Unrecognized amounts from defined benefit pension plans, net of tax					(44)			(44)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					8,950			8,950
Currency translation adjustment					(34,596)		(19)	(34,615)
Cash dividends declared – $0.56 per share				(32,698)				(32,698)
Stock-based compensation activity	15		5,428			146		5,574
Purchase of shares for treasury	(191)					(25,119)		(25,119)
Other			(2,021)	2,074				53
Balance at June 30, 2022	57,922	$9,858	$465,624	$3,160,920	$(285,197)	$(2,438,144)	$(78)	$912,983

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$253,853	$170,282
Non-controlling interests in subsidiaries' income (loss)	—	131
Net income including non-controlling interests	253,853	170,413
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net gains (Note 6)	(113)	(1,374)
Depreciation and amortization	39,759	38,508
Equity earnings in affiliates, net	(180)	(291)
Deferred income taxes	(21,772)	(20,995)
Stock-based compensation	16,340	12,651
Other, net	9,254	3,524
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(103,959)	(87,571)
Increase in inventories	(112,594)	(83,186)
Increase in other current assets	(26,169)	(12,007)
Increase in trade accounts payable	44,252	63,275
Increase in other current liabilities	47,343	59,128
Net change in other assets and liabilities	(4,713)	3,159
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,301	145,234
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,602)	(27,768)
Acquisition of businesses, net of cash acquired	(22,095)	(83,723)
Proceeds from sale of property, plant and equipment	1,692	2,557
Other investing activities	—	6,500
NET CASH USED BY INVESTING ACTIVITIES	(55,005)	(102,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings	71,829	1,163
Proceeds from exercise of stock options	1,417	5,672
Purchase of shares for treasury (Note 8)	(129,698)	(53,688)
Cash dividends paid to shareholders	(65,914)	(61,379)
Other financing activities	—	(763)
NET CASH USED BY FINANCING ACTIVITIES	(122,366)	(108,995)
Effect of exchange rate changes on Cash and cash equivalents	(4,092)	(200)
DECREASE IN CASH AND CASH EQUIVALENTS	(40,162)	(66,395)

Cash and cash equivalents at beginning of period	192,958	257,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,796	$190,884

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Turkey – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Turkish economy exceeded the three-year cumulative inflation rate of 100 percent during the second quarter of 2022. As a result, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules as of April 1, 2022. Under highly inflationary accounting, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar). For the second quarter 2022, the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. As of June 30, 2022, this impact was not significant to the Company’s results.

Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to July 28, 2022, the filing date of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements:

There were no new accounting pronouncements ("Accounting Standard Updates" or "ASUs") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company as of January 1, 2022.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumables	$568,855	$475,559	$1,108,017	$909,738
Equipment	400,734	350,895	787,020	673,737
Net sales	$969,589	$826,454	$1,895,037	$1,583,475

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

At June 30, 2022, the Company recorded $62,793 related to advance customer payments and $32,728 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2021, the balances related to advance customer payments and billings in excess of revenue recognized were $72,047 and $40,450, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2022 and December 31, 2021, the Company recorded $38,651 and $25,300, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$127,823	$96,105	$253,853	$170,282
Denominator (shares in 000's):
Basic weighted average shares outstanding	58,016	59,464	58,311	59,553
Effect of dilutive securities - Stock options and awards	672	700	659	676
Diluted weighted average shares outstanding	58,688	60,164	58,970	60,229
Basic earnings per share	$2.20	$1.62	$4.35	$2.86
Diluted earnings per share	$2.18	$1.60	$4.30	$2.83

For the three months ended June 30, 2022 and 2021, common shares subject to equity-based awards of 62,987 and 179,861, respectively, were excluded from the computation of diluted earnings per share because the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

effect of their exercise would be anti-dilutive. For the six months ended June 30, 2022 and 2021, common shares subject to equity-based awards of 108,497 and 134,388, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

During March 2022, the Company acquired Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadens the Company’s specialty alloys portfolio and services.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended June 30, 2022
Net sales	$595,659	$236,629	$137,301	$—	$969,589
Inter-segment sales	29,031	9,527	2,866	(41,424)	—
Total	$624,690	$246,156	$140,167	$(41,424)	$969,589
Adjusted EBIT	$118,067	$35,009	$17,922	$(3,984)	$167,014
Special items charge (gain) (1)	461	154	—	—	615
EBIT	$117,606	$34,855	$17,922	$(3,984)	$166,399
Interest income					228
Interest expense					(6,687)
Income before income taxes					$159,940

Three Months Ended June 30, 2021
Net sales	$457,468	$252,352	$116,634	$—	$826,454
Inter-segment sales	39,765	6,897	2,284	(48,946)	—
Total	$497,233	$259,249	$118,918	$(48,946)	$826,454
Adjusted EBIT	$84,134	$29,997	$18,212	$(3,888)	$128,455
Special items charge (gain) (2)	1,650	2,471	—	810	4,931
EBIT	$82,484	$27,526	$18,212	$(4,698)	$123,524
Interest income					398
Interest expense					(6,061)
Income before income taxes					$117,861

Six Months Ended June 30, 2022
Net sales	$1,129,714	$494,670	$270,653	$—	$1,895,037
Inter-segment sales	57,187	15,755	5,928	(78,870)	—
Total	$1,186,901	$510,425	$276,581	$(78,870)	$1,895,037
Adjusted EBIT	$229,635	$72,096	$37,520	$(8,785)	$330,466
Special items charge (gain) (1)	(3,274)	1,501	—	—	(1,773)
EBIT	$232,909	$70,595	$37,520	$(8,785)	$332,239
Interest income					604
Interest expense					(13,261)
Income before income taxes					$319,582

Six Months Ended June 30, 2021
Net sales	$882,710	$475,431	$225,334	$—	$1,583,475
Inter-segment sales	72,513	11,182	4,431	(88,126)	—
Total	$955,223	$486,613	$229,765	$(88,126)	$1,583,475
Adjusted EBIT	$160,751	$48,813	$36,909	$(5,344)	$241,129
Special items charge (gain) (2)	6,090	7,080	—	1,923	15,093
EBIT	$154,661	$41,733	$36,909	$(7,267)	$226,036
Interest income					852
Interest expense					(11,874)
Income before income taxes					$215,014

(1)	In the three and six months ended June 30, 2022, special items reflect Rationalization and asset impairment net gains of $998 in Americas Welding and net charges of $154 and $2,039, respectively, in International Welding and amortization of step up in value of acquired inventories of $1,459 in Americas Welding. In the six months ended June 30, 2022, the final settlement related to the termination of a pension plan of $3,735 in Americas Welding.
(2)	In the three and six months ended June 30, 2021, special items reflect Rationalization and asset impairment charges of $630 and $4,793, respectively, in International Welding, amortization of step up in value of acquired

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

inventories of $1,841 in International Welding and pension settlement charges of $1,650 and $6,536 in Americas Welding, respectively, and $446 in International Welding in the six months ended June 30, 2021. Also in the three and six months ended June 30, 2021, special items reflect acquisition transaction costs of $810 and $1,923, respectively, in Corporate/Eliminations.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $1,041 and $4,793 in the six months ended June 30, 2022 and 2021, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

During 2021, the Company initiated rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At June 30, 2022, liabilities of $1,871 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2022:

	International
	Welding	Consolidated
Balance at December 31, 2021	$2,990	$2,990
Payments and other adjustments	(2,068)	(2,068)
Charged to expense	949	949
Balance at June 30, 2022	$1,871	$1,871

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended June 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at March 31, 2022	$13,449		$(13,124)		$(259,832)		$(259,507)
Other comprehensive income (loss) before reclassification	9,439		—		(34,596)	[3]	(25,157)
Amounts reclassified from AOCI	(489)	[1]	(44)	[2]	—		(533)
Net current-period other comprehensive income (loss)	8,950		(44)		(34,596)		(25,690)
Balance at June 30, 2022	$22,399		$(13,168)		$(294,428)		$(285,197)

	Three Months Ended June 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at March 31, 2021	$9,777		$(96,710)		$(225,491)		$(312,424)
Other comprehensive income (loss) before reclassification	(5,089)		(2,587)		13,689	[3]	6,013
Amounts reclassified from AOCI	335	[1]	885	[2]	—		1,220
Net current-period other comprehensive income (loss)	(4,754)		(1,702)		13,689		7,233
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)

(1)	During the three months ended June 30, 2022, the AOCI reclassification is a component of Net sales of $122 (net of tax of $59) and Cost of goods sold of $(367) (net of tax of $(86)); during the three months ended June 30, 2021, the reclassification is a component of Net sales of $70 (net of tax of $27) and Cost of goods sold of $405 (net of tax of $90). See Note 16 to the consolidated financial statements for additional details.

(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $165 and $1,445) during the three months ended June 30, 2022 and 2021, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(19) and $(110) attributable to Non-controlling interests in the three months ended June 30, 2022 and 2021, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Six Months Ended June 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)		$(252,249)		$(257,386)
Other comprehensive income (loss) before reclassification	15,288		—		(42,179)	[3]	(26,891)
Amounts reclassified from AOCI	(983)	[1]	63	[2]	—		(920)
Net current-period other comprehensive income (loss)	14,305		63		(42,179)		(27,811)
Balance at June 30, 2022	$22,399		$(13,168)		$(294,428)		$(285,197)

	Six Months Ended June 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	1,977		(1,985)		(8,895)	[3]	(8,903)
Amounts reclassified from AOCI	559	[1]	5,343	[2]	—		5,902
Net current-period other comprehensive income (loss)	2,536		3,358		(8,895)		(3,001)
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)
(1)	During the six months ended June 30, 2022, the AOCI reclassification is a component of Net sales of $254 (net of tax of $107) and Cost of goods sold of $(729) (net of tax of $(179)); during the six months ended June 30, 2021, the reclassification is a component of Net sales of $172 (net of tax of $69) and Cost of goods sold of $731 (net of tax of $243). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $179 and $2,901) during the six months ended June 30, 2022 and 2021, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $115 and $ (269) attributable to Non-controlling interests in the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 10 million shares of the Company’s common shares. From time to time at management’s discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended June 30, 2022, the Company purchased a total of 0.2 million shares at an average cost per share of $131.68. During the six months ended June 30, 2022, the Company purchased a total of 1.0 million shares at an average cost per share of $130.31. As of June 30, 2022, 9.3 million common shares remained available for repurchase under these programs. The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2022	December 31, 2021
Raw materials	$179,412	$143,394
Work-in-process	111,748	97,834
Finished goods	348,233	298,691
Total	$639,393	$539,919

At June 30, 2022 and December 31, 2021, approximately 37% and 36%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $131,488 and $114,176 at June 30, 2022 and December 31, 2021, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2022	December 31, 2021
Right-of-use assets	Other assets	$43,812	$47,966

Current liabilities	Other current liabilities	$9,571	$10,218
Noncurrent liabilities	Other liabilities	35,610	38,960
Total lease liabilities		$45,181	$49,178

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,862 and $11,061 in the three and six months ended June 30, 2022 and $5,608 and $10,660 in the three and six months ended June 30, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2022, respectively, were $2,984 and $6,171 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2021, respectively, were $3,263 and $6,652 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $742 and $3,479 during the three and six months ended June 30, 2022 and $9,694 for the three and six months ended June 30, 2021, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2022
2022	$5,463
2023	10,378
2024	8,903
2025	5,852
2026	4,480
After 2026	15,926
Total lease payments	$51,002
Less: Imputed interest	5,821
Operating lease liabilities	$45,181

As of June 30, 2022, the weighted average remaining lease term is 8.2 years and the weighted average discount rate used to determine the operating lease liability is 3.02%.

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2022	2021
Balance at beginning of year	$20,466	$21,760
Accruals for warranties	6,330	7,637
Settlements	(6,957)	(6,603)
Foreign currency translation and other adjustments	(392)	(176)
Balance at end of period	$19,447	$22,618

NOTE 12 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2022, the Company was in compliance with all of its covenants and had $85,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $103,956. As of June 30, 2022, the Company was in compliance with all of its covenants and had $29,421 outstanding at June 30, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At June 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $639,863 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $723,945 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$49	$268	$48	$324	$99	$573	$97	$795
Interest cost	65	636	3,072	392	131	1,340	6,053	1,008
Expected return on plan assets	—	(874)	(4,198)	(537)	—	(1,878)	(8,707)	(1,509)
Amortization of prior service cost	—	—	—	(1)	—	(1)	—	11
Amortization of net loss	45	76	670	11	89	154	1,251	446
Settlement charges (gains) (1)	—	—	1,650	—	(3,735)	—	6,090	446
Defined benefit plans	159	106	1,242	189	(3,416)	188	4,784	1,197
Multi-employer plans	—	105	—	258	—	215	—	502
Defined contribution plans	6,295	980	5,872	553	12,330	1,605	11,034	1,398
Total pension cost	$6,454	$1,191	$7,114	$1,000	$8,914	$2,008	$15,818	$3,097

(1)	Gains in the six months ended June 30, 2022 related to the final settlement associated with the termination of a pension plan. Charges primarily resulting from lump sum pension payments in the three and six months ended June 30, 2021.

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity earnings in affiliates	$67	$114	$180	$291
Other components of net periodic pension (cost) income (1)	52	(1,059)	3,900	(5,089)
Other income (expense)	(1,253)	2,647	(580)	5,084
Total Other income (expense)	$(1,134)	$1,702	$3,500	$286

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 13 to the consolidated financial statements.

NOTE 15 — INCOME TAXES

The Company recognized $65,729 of tax expense on pretax income of $319,582, resulting in an effective income tax rate of 20.6% for the six months ended June 30, 2022. The effective income tax rate was 20.7% for the six months ended June 30, 2021.

The effective tax rate was lower for the six months ended June 30, 2022, as compared with the same period in 2021, primarily due to favorable discrete tax adjustments in 2022 and geographic mix of earnings.

As of June 30, 2022, the Company had $19,890 of unrecognized tax benefits. If recognized, approximately $16,649 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $3,649 in previously unrecognized tax benefits by the end of the second quarter 2023.

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2022 and 2021.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2022. The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

The Company has certain foreign currency forward contracts that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $58,312 at June 30, 2022 and $72,630 at December 31, 2021.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at June 30, 2022 and December 31, 2021 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 800,000 pounds and 975,000 pounds at June 30, 2022 and December 31, 2021, respectively, that are qualified and designated as cash flow hedges.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $25,000 as of June 30, 2022 and December 31, 2021, respectively.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $86,992 at June 30, 2022 and $94,479 at December 31, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $223,992 and $301,685 at June 30, 2022 and December 31, 2021, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2022				December 31, 2021
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,482	$365	$—	$—	$772	$535	$—	$—
Forward starting swap agreements	—	—	16,481	—	—	—	6,990	—
Net investment contracts	7,160	—	1,143	—	2,095	—	—	608
Commodity contracts	9	346	—	—	311	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	2,400	446	—	—	4,656	3,445	—	—
Total derivatives	$11,051	$1,157	$17,624	$—	$7,834	$3,980	$6,990	$608

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2022	2021	2022	2021
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(1,359)	$7,164	$538	$5,878

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2022	December 31, 2021
Foreign exchange contracts	$994	$284
Forward starting swap agreements	12,429	5,232
Net investment contracts	9,238	2,339
Commodity Contracts	(262)	239

The Company expects a loss of $732 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2022	2021	2022	2021
Foreign exchange contracts	Sales	$181	$97	$361	$241
	Cost of goods sold	343	(495)	628	(974)
Commodity contracts	Cost of goods sold	110	—	280	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2022, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,882	$—	$3,882	$—
Net investment contracts	8,303	—	8,303	—
Commodity contracts	9	—	9	—
Forward starting swap agreements	16,481	—	16,481	—
Pension surplus	61,625	61,625	—	—
Total assets	$90,300	$61,625	$28,675	$—
Liabilities:
Foreign exchange contracts	$811	$—	$811	$—
Commodity contracts	346	—	346	—
Deferred compensation	38,604	—	38,604	—
Total liabilities	$39,761	$—	$39,761	$—

The following table provides a summary of assets and liabilities as of December 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,428	$—	$5,428	$—
Net investment contracts	2,095	—	2,095	—
Commodity contracts	311	—	311	—
Forward starting swap agreements	6,990	—	6,990	—
Total assets	$14,824	$—	$14,824	$—
Liabilities:
Foreign exchange contracts	$3,980	$—	$3,980	$—
Net investment contracts	608	—	608	—
Deferred compensation	41,612	—	41,612	—
Total liabilities	$46,200	$—	$46,200	$—

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2022 and December 31, 2021.

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at June 30, 2022.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$969,589		$826,454		$143,135	17.3%
Cost of goods sold	636,108		552,445		(83,663)	(15.1)%
Gross profit	333,481	34.4%	274,009	33.2%	59,472	21.7%
Selling, general & administrative expenses	166,792	17.2%	151,557	18.3%	(15,235)	(10.1)%
Rationalization and asset impairment charges	(844)	0.1%	630	0.1%	1,474	234.0%
Operating income	167,533	17.3%	121,822	14.7%	45,711	37.5%
Interest expense, net	6,459		5,663		(796)	(14.1)%
Other income (expense)	(1,134)		1,702		(2,836)	(166.6)%
Income before income taxes	159,940	16.5%	117,861	14.3%	42,079	35.7%
Income taxes	32,118		21,581		(10,537)	(48.8)%
Effective tax rate	20.1%		18.3%		(1.8)%
Net income including non-controlling interests	127,822		96,280		31,542	32.8%
Non-controlling interests in subsidiaries' loss	(1)		175		(176)	(100.6)%
Net income	$127,823	13.2%	$96,105	11.6%	$31,718	33.0%
Diluted earnings per share	$2.18		$1.60		$0.58	36.7%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,895,037		$1,583,475		$311,562	19.7%
Cost of goods sold	1,231,779		1,055,699		(176,080)	(16.7)%
Gross profit	663,258	35.0%	527,776	33.3%	135,482	25.7%
Selling, general & administrative expenses	333,478	17.6%	297,233	18.8%	(36,245)	(12.2)%
Rationalization and asset impairment charges	1,041	0.1%	4,793	0.3%	3,752	78.3%
Operating income	328,739	17.3%	225,750	14.3%	102,989	45.6%
Interest expense, net	12,657		11,022		(1,635)	(14.8)%
Other income (expense)	3,500		286		3,214	1,123.8%
Income before income taxes	319,582	16.9%	215,014	13.6%	104,568	48.6%
Income taxes	65,729		44,601		(21,128)	(47.4)%
Effective tax rate	20.6%		20.7%		0.1%
Net income including non-controlling interests	253,853		170,413		83,440	49.0%
Non-controlling interests in subsidiaries' loss	—		131		(131)	(100.0)%
Net income	$253,853	13.4%	$170,282	10.8%	$83,571	49.1%
Diluted earnings per share	$4.30		$2.83		$1.47	51.9%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$826,454	$27,848	$23,844	$141,487	$(50,044)	$969,589
% Change
Lincoln Electric Holdings, Inc.		3.4%	2.9%	17.1%	(6.1)%	17.3%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$1,583,475	$51,970	$58,673	$284,618	$(83,699)	$1,895,037
% Change
Lincoln Electric Holdings, Inc.		3.3%	3.7%	18.0%	(5.3)%	19.7%

Net sales increased in the three and six months ended June 30, 2022 driven by higher demand levels, increased product pricing as a result of higher input costs and the impact of acquisitions, partially offset by unfavorable foreign exchange.

Gross Profit:

Gross profit for the three and six months ended June 30, 2022 increased 21.7% and 25.7%, respectively, driven by higher volumes, the impact of cost reduction initiatives and pricing actions taken to offset higher input costs. Last-in, first-out (“LIFO”) charges were $10,424 and $17,312 in three and six months ended June 30, 2022, respectively, as compared with charges of $9,474 and $13,328 in the same 2021 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and six months ended June 30, 2022 as compared to the same 2021 period, primarily due to higher employee costs.

Other Income (Expense):

Other income (expense) includes non-operating income and expense, primarily including other components of net periodic pension costs. Refer to Note 14 to the consolidated financial statements for details.

Income Taxes:

The effective tax rate was higher for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to geographic mix of earnings. The effective tax rate was lower for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to favorable discrete tax adjustments in 2022 and geographic mix of earnings.

Segment Results

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$457,468	$45,284	$5,437	$89,854	$(2,384)	$595,659
International Welding	252,352	(16,862)	—	46,813	(45,674)	236,629
The Harris Products Group	116,634	(574)	18,407	4,820	(1,986)	137,301

% Change
Americas Welding		9.9%	1.2%	19.6%	(0.5)%	30.2%
International Welding		(6.7)%	—	18.6%	(18.1)%	(6.2)%
The Harris Products Group		(0.5)%	15.8%	4.1%	(1.7)%	17.7%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$882,710	$67,288	$7,182	$174,072	$(1,538)	$1,129,714
International Welding	475,431	(17,886)	17,632	99,003	(79,510)	494,670
The Harris Products Group	225,334	2,568	33,859	11,543	(2,651)	270,653

% Change
Americas Welding		7.6%	0.8%	19.7%	(0.2)%	28.0%
International Welding		(3.8)%	3.7%	20.8%	(16.7)%	4.0%
The Harris Products Group		1.1%	15.0%	5.1%	(1.2)%	20.1%

(1)	Increases for the three and six months ended June 30, 2022 were due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(2)	Increase for the three and six months ended June 30, 2022 in Americas Welding and International Welding reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group was also due to increased commodity costs.
(3)	Decrease for the three and six months ended June 30, 2022 in International Welding primarily due to the devaluation of the Turkish Lira and Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$595,659	$457,468	$138,191	30.2%
Inter-segment sales	29,031	39,765	(10,734)	(27.0)%
Total Sales	$624,690	$497,233	127,457	25.6%
Adjusted EBIT (4)	$118,067	$84,134	33,933	40.3%
As a percent of total sales (1)	18.9%	16.9%		2.0%
International Welding:
Net sales	$236,629	$252,352	(15,723)	(6.2)%
Inter-segment sales	9,527	6,897	2,630	38.1%
Total Sales	$246,156	$259,249	(13,093)	(5.1)%
Adjusted EBIT (5)	$35,009	$29,997	5,012	16.7%
As a percent of total sales (2)	14.2%	11.6%		2.6%
The Harris Products Group:
Net sales	$137,301	$116,634	20,667	17.7%
Inter-segment sales	2,866	2,284	582	25.5%
Total Sales	$140,167	$118,918	21,249	17.9%
Adjusted EBIT	$17,922	$18,212	(290)	(1.6)%
As a percent of total sales (3)	12.8%	15.3%		(2.5)%
Corporate / Eliminations:
Inter-segment sales	$(41,424)	$(48,946)	7,522	15.4%
Adjusted EBIT (6)	(3,984)	(3,888)	(96)	(2.5)%
Consolidated:
Net sales	$969,589	$826,454	143,135	17.3%
Net income	$127,823	$96,105	31,718	33.0%
As a percent of total sales	13.2%	11.6%		1.6%
Adjusted EBIT (7)	$167,014	$128,455	38,559	30.0%
As a percent of sales	17.2%	15.5%		1.7%

(1)	Increase for the three months ended June 30, 2022 as compared to June 30, 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.
(2)	Increase for the three months ended June 30, 2022 as compared to June 30, 2021 primarily driven by pricing actions taken to offset higher input costs and cost reduction initiatives.
(3)	Decrease for the three months ended June 30, 2022 as compared to June 30, 2021 primarily driven by acquisition integration activities, unfavorable mix and declining commodity pricing in certain metal offerings.
(4)	The three months ended June 30, 2022 exclude the amortization of step up in value of acquired inventories of $1,459 related to an acquisition as discussed in Note 4 to the consolidated financial statements and

Rationalization and asset impairment net gains of $998 as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2021 exclude pension settlement charges of $1,650.
(5)	The three months ended June 30, 2022 and June 30, 2021 exclude Rationalization and asset impairment charges of $154 and $630, respectively, as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2021 also exclude the amortization of step up in value of acquired inventories of $1,841, related to an acquisition as discussed in Note 4 to the consolidated financial statements.
(6)	The three months ended June 30, 2021 exclude acquisition transaction costs of $810.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$1,129,714	$882,710	$247,004	28.0%
Inter-segment sales	57,187	72,513	(15,326)	(21.1)%
Total Sales	$1,186,901	$955,223	231,678	24.3%
Adjusted EBIT (4)	$229,635	$160,751	68,884	42.9%
As a percent of total sales (1)	19.3%	16.8%		2.5%
International Welding:
Net sales	$494,670	$475,431	19,239	4.0%
Inter-segment sales	15,755	11,182	4,573	40.9%
Total Sales	$510,425	$486,613	23,812	4.9%
Adjusted EBIT (5)	$72,096	$48,813	23,283	47.7%
As a percent of total sales (2)	14.1%	10.0%		4.1%
The Harris Products Group:
Net sales	$270,653	$225,334	45,319	20.1%
Inter-segment sales	5,928	4,431	1,497	33.8%
Total Sales	$276,581	$229,765	46,816	20.4%
Adjusted EBIT	$37,520	$36,909	611	1.7%
As a percent of total sales (3)	13.6%	16.1%		(2.5)%
Corporate / Eliminations:
Inter-segment sales	$(78,870)	$(88,126)	9,256	10.5%
Adjusted EBIT (6)	(8,785)	(5,344)	(3,441)	(64.4)%
Consolidated:
Net sales	$1,895,037	$1,583,475	311,562	19.7%
Net income	$253,853	$170,282	83,571	49.1%
As a percent of total sales	13.4%	10.8%		2.6%
Adjusted EBIT (7)	$330,466	$241,129	89,337	37.0%
As a percent of sales	17.4%	15.2%		2.2%

(1)	Increase for the six months ended June 30, 2022 as compared to June 30, 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.
(2)	Increase for the six months ended June 30, 2022 as compared to June 30, 2021 primarily driven by pricing actions taken to offset higher input costs and cost reduction initiatives.
(3)	Decrease for the six months ended June 30, 2022 as compared to June 30, 2021 driven primarily by acquisition integration activities, unfavorable mix and declining commodity pricing in certain metal offerings.

(4)	The six months ended June 30, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of step up in value of acquired inventories of $1,459 as discussed in Note 4 to the consolidated financial statements and Rationalization and asset impairment net gains of $988 as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2021 exclude pension settlement charges of $6,536.
(5)	The six months ended June 30, 2022 and 2021 exclude Rationalization and asset impairment charges of $2,039 and $4,793, respectively, as discussed in Note 6 to the consolidated financial statements. The six months ended June 30, 2021 also excludes the amortization of step up in value of acquired inventories of $1,841, as discussed in Note 4 to the consolidated financial statements.
(6)	The six months ended June 30, 2021 exclude acquisition transaction costs of $1,923.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income as reported	$167,533	$121,822	$328,739	$225,750
Special items (pre-tax):
Rationalization and asset impairment charges (1)	(844)	630	1,041	4,793
Acquisition transaction costs (2)	—	810	—	1,923
Amortization of step up in value of acquired inventories (3)	1,459	1,841	1,459	1,841
Adjusted operating income	$168,148	$125,103	$331,239	$234,307

Net income as reported	$127,823	$96,105	$253,853	$170,282
Special items:
Rationalization and asset impairment charges (1)	(844)	630	1,041	4,793
Acquisition transaction costs (2)	—	810	—	1,923
Pension charges and other net gains (4)	—	1,650	(4,273)	6,536
Amortization of step up in value of acquired inventories (3)	1,459	1,841	1,459	1,841
Tax effect of Special items (5)	(252)	(433)	789	(1,994)
Adjusted net income	128,186	100,603	252,869	183,381
Non-controlling interests in subsidiaries’ income (loss)	(1)	175	—	131
Interest expense, net	6,459	5,663	12,657	11,022
Income taxes as reported	32,118	21,581	65,729	44,601
Tax effect of Special items (5)	252	433	(789)	1,994
Adjusted EBIT	$167,014	$128,455	$330,466	$241,129
Effective tax rate as reported	20.1%	18.3%	20.6%	20.7%
Net special item tax impact	0.1%	(0.4)%	(0.2)%	(0.5)%
Adjusted effective tax rate	20.2%	17.9%	20.4%	20.2%
Diluted earnings per share as reported	$2.18	$1.60	$4.30	$2.83
Special items per share	—	0.07	(0.01)	0.21
Adjusted diluted earnings per share	$2.18	$1.67	$4.29	$3.04

(1)	Charges primarily related to severance, gains or losses on the disposal of assets.
(2)	Costs related to acquisitions and are included in SG&A expenses.
(3)	Costs related to acquisitions and are included in Cost of Goods Sold.
(4)	Primarily includes the final settlement associated with the termination of a pension plan and settlement charges due to lump sum pension payments and are included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

The Company’s cash flow from operations can be cyclical. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for at least the next twelve months and the foreseeable future thereafter primarily with cash generated by operations, existing cash balances, borrowings under its existing credit facilities and raising debt in capital markets.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2022	2021	$ Change
Cash provided by operating activities (1)	$141,301	$145,234	$(3,933)
Cash used by investing activities (2)	(55,005)	(102,434)	47,429
Capital expenditures	(34,602)	(27,768)	(6,834)
Acquisition of businesses, net of cash acquired	(22,095)	(83,723)	61,628
Cash used by financing activities (3)	(122,366)	(108,995)	(13,371)
Net change in borrowings	71,829	1,163	70,666
Purchase of shares for treasury	(129,698)	(53,688)	(76,010)
Cash dividends paid to shareholders	(65,914)	(61,379)	(4,535)
Decrease in Cash and cash equivalents (4)	(40,162)	(66,395)	26,233

(1)	Cash provided by operating activities decreased for the six months ended June 30, 2022, compared with the six months ended June 30, 2021 primarily due to increased investment in working capital.
(2)	Cash used by investing activities decreased for the six months ended June 30, 2022, compared with the six months ended June 30, 2021 primarily due to higher cash used in the acquisition of businesses in 2021. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2022. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the six months ended June 30, 2022, compared with the six months ended June 30, 2021 due to increased purchase of shares for treasury, partially offset by higher borrowings in 2022.
(4)	Cash and cash equivalents decreased 20.8%, or $40,162 to $152,796 during the six months ended June 30, 2022, from $192,958 as of December 31, 2021. This decrease was predominantly due to cash used for the purchase of common shares for treasury, dividends paid to shareholders and capital expenditures, partially offset by cash from operations and proceeds from borrowings. At June 30, 2022, $146,705 of Cash and cash equivalents was held by international subsidiaries.

In July 2022, the Company paid a cash dividend of $0.56 per share, or $32,435, to shareholders of record as of June 30, 2022.

Working Capital Ratios

	June 30, 2022	December 31, 2021	June 30, 2021
Average operating working capital to Net sales (1) (2)	19.0%	16.3%	17.2%
Days sales in Inventories (2)	128.4	121.0	110.2
Days sales in Accounts receivable	51.5	50.3	53.9
Average days in Trade accounts payable	59.6	59.8	59.9

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers in a challenging operating environment, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and had an unfavorable impact on Average operating working capital to Net sales.

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

The following table presents ROIC:

	Twelve Months Ended June 30,
	2022	2021
Net income	$360,037	$293,839
Rationalization and asset impairment charges	6,075	20,502
Acquisition transaction costs	—	1,923
Pension settlement charges	115,693	11,321
Amortization of step up in value of acquired inventories	5,422	1,841
Tax effect of Special items (1)	(44,405)	(5,036)
Adjusted net income	$442,822	$324,390
Plus: Interest expense, net of tax of $6,336 and $5,843 in 2022 and 2021, respectively	18,832	17,368
Less: Interest income, net of tax of $333 and $389 in 2022 and 2021, respectively	986	1,166
Adjusted net income before tax effected interest	$460,668	$340,592

Invested Capital	June 30, 2022	June 30, 2021
Short-term debt	$125,458	$10,435
Long-term debt, less current portion	712,908	718,137
Total debt	838,366	728,572
Total equity	912,983	859,623
Invested capital	$1,751,349	$1,588,195
Return on invested capital	26.3%	21.4%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At June 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $639,863 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $723,945 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2022, the Company was in compliance with all of its covenants and had $85,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $103,956. As of June 30, 2022, the Company was in compliance with all of its covenants and had $29,421 outstanding at June 30, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as the impact of the Russia-Ukraine conflict, political unrest, acts of terror, natural disasters and pandemics, including the current coronavirus disease (“COVID-19”) pandemic, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and on Form 10-Q for the quarter ended March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2022, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,501 plaintiffs, which is a net decrease of 23 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,849 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2022 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
April 1 - 30, 2022	61,516	(1)	$131.77	60,743	9,409,669
May 1 - 31, 2022	52,721	(1)	132.78	52,531	9,357,138
June 1 - 30, 2022	76,477	(1)	130.93	76,189	9,280,949
Total	190,714		131.71	189,463

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 0.7 million shares at a total cost of $94.6 million for a weighted average cost of $130.69 per share through June 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
July 28, 2022

XBRL-Only Content Section