Form 10-Q
period 2022-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2022-10-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of September 30, 2022 was 57,738,400.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		25
Item 3. Quantitative and Qualitative Disclosures About Market Risk		36
Item 4. Controls and Procedures		36

PART II. OTHER INFORMATION		37
Item 1. Legal Proceedings		37
Item 1A. Risk Factors		37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		37
Item 4. Mine Safety Disclosures		37
Item 6. Exhibits		38
Signatures		39

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales (Note 2)	$935,240	$806,454	$2,830,277	$2,389,929
Cost of goods sold	625,722	538,282	1,857,501	1,593,981
Gross profit	309,518	268,172	972,776	795,948
Selling, general & administrative expenses	159,045	149,118	492,523	446,351
Rationalization and asset impairment charges (Note 6)	8,364	3,484	9,405	8,277
Operating income	142,109	115,570	470,848	341,320
Interest expense, net	8,210	5,714	20,867	16,736
Other income (expense) (Note 14)	3,588	(71,441)	7,088	(71,155)
Income before income taxes	137,487	38,415	457,069	253,429
Income taxes (Note 15)	28,262	6,658	93,991	51,259
Net income including non-controlling interests	109,225	31,757	363,078	202,170
Non-controlling interests in subsidiaries’ income (loss)	—	—	—	131
Net income	$109,225	$31,757	$363,078	$202,039

Basic earnings per share (Note 3)	$1.89	$0.54	$6.24	$3.40
Diluted earnings per share (Note 3)	$1.87	$0.53	$6.17	$3.36
Cash dividends declared per share	$0.56	$0.51	$1.68	$1.53

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income including non-controlling interests	$109,225	$31,757	$363,078	$202,170
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $3,234 and $8,079 in the three and nine months ended September 30, 2022; $707 and $1,493 in the three and nine months ended September 30, 2021	7,777	2,876	22,082	5,412
Defined benefit pension plan activity, net of tax of $47 and $506 in the three and nine months ended September 30, 2022; $18,759 and $19,005 in the three and nine months ended September 30, 2021	85	55,558	148	58,916
Currency translation adjustment	(52,129)	(19,120)	(94,193)	(28,284)
Other comprehensive income (loss):	(44,267)	39,314	(71,963)	36,044
Comprehensive income	64,958	71,071	291,115	238,214
Comprehensive income (loss) attributable to non-controlling interests	(13)	(58)	102	(196)
Comprehensive income attributable to shareholders	$64,971	$71,129	$291,013	$238,410

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2022	December 31, 2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$141,307	$192,958
Accounts receivable (less allowance for doubtful accounts of $10,009 in 2022; $11,105 in 2021)	463,106	429,074
Inventories (Note 9)	632,376	539,919
Other current assets	158,609	127,642
Total Current Assets	1,395,398	1,289,593
Property, plant and equipment (less accumulated depreciation of $863,983 in 2022; $868,036 in 2021)	489,961	511,744
Goodwill	424,505	430,162
Other assets	342,101	360,808
TOTAL ASSETS	$2,651,965	$2,592,307
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$68,375	$52,730
Trade accounts payable	329,890	330,230
Accrued employee compensation and benefits	183,638	108,562
Other current liabilities	238,425	264,383
Total Current Liabilities	820,328	755,905
Long-term debt, less current portion (Note 12)	711,250	717,089
Other liabilities	196,159	255,404
Total Liabilities	1,727,737	1,728,398
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	471,172	451,268
Retained earnings	3,237,200	2,970,303
Accumulated other comprehensive loss	(329,451)	(257,386)
Treasury Shares	(2,464,460)	(2,309,941)
Total Shareholders' Equity	924,319	864,102
Non-controlling interests	(91)	(193)
Total Equity	924,228	863,909
TOTAL LIABILITIES AND TOTAL EQUITY	$2,651,965	$2,592,307

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,386)	$(2,309,941)	$(193)	$863,909
Net income				126,030			1	126,031
Unrecognized amounts from defined benefit pension plans, net of tax					107			107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355			5,355
Currency translation adjustment					(7,583)		134	(7,449)
Cash dividends declared - $0.56 per share				(32,505)				(32,505)
Stock-based compensation activity	116		10,834			1,349		12,183
Purchase of shares for treasury	(805)					(104,579)		(104,579)
Other			115	(107)				8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,507)	$(2,413,171)	$(58)	$863,060
Net income				127,823			(1)	127,822
Unrecognized amounts from defined benefit pension plans, net of tax					(44)			(44)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					8,950			8,950
Currency translation adjustment					(34,596)		(19)	(34,615)
Cash dividends declared – $0.56 per share				(32,698)				(32,698)
Stock-based compensation activity	15		5,428			146		5,574
Purchase of shares for treasury	(191)					(25,119)		(25,119)
Other			(2,021)	2,074				53
Balance at June 30, 2022	57,922	$9,858	$465,624	$3,160,920	$(285,197)	$(2,438,144)	$(78)	$912,983
Net income				109,225			—	109,225
Unrecognized amounts from defined benefit pension plans, net of tax					85			85
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					7,777			7,777
Currency translation adjustment					(52,116)		(13)	(52,129)
Cash dividends declared – $0.56 per share				(32,580)				(32,580)
Stock-based compensation activity	14		5,158			202		5,360
Purchase of shares for treasury	(198)					(26,518)		(26,518)
Other			390	(365)				25
Balance at September 30, 2022	57,738	$9,858	$471,172	$3,237,200	$(329,451)	$(2,464,460)	$(91)	$924,228

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$363,078	$202,039
Non-controlling interests in subsidiaries' income (loss)	—	131
Net income including non-controlling interests	363,078	202,170
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (gains) (Note 6)	7,776	(1,162)
Depreciation and amortization	59,009	60,558
Equity earnings (loss) in affiliates, net	254	(399)
Deferred income taxes	(34,403)	(28,428)
Stock-based compensation	20,949	18,215
Pension settlement charges	—	80,098
Other, net	15,867	(754)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(64,569)	(71,212)
Increase in inventories	(135,578)	(128,856)
Increase in other current assets	(34,368)	(10,610)
Increase in trade accounts payable	19,572	54,981
Increase in other current liabilities	66,838	89,569
Net change in other assets and liabilities	(12,841)	(9,045)
NET CASH PROVIDED BY OPERATING ACTIVITIES	271,584	255,125
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,301)	(46,440)
Acquisition of businesses, net of cash acquired	(22,294)	(158,605)
Proceeds from sale of property, plant and equipment	2,338	3,847
Other investing activities	—	6,500
NET CASH USED BY INVESTING ACTIVITIES	(72,257)	(194,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings	14,999	32,295
Proceeds from exercise of stock options	2,168	7,921
Purchase of shares for treasury (Note 8)	(156,216)	(103,848)
Cash dividends paid to shareholders	(98,377)	(91,717)
Other financing activities	—	(763)
NET CASH USED BY FINANCING ACTIVITIES	(237,426)	(156,112)
Effect of exchange rate changes on Cash and cash equivalents	(13,552)	(1,035)
DECREASE IN CASH AND CASH EQUIVALENTS	(51,651)	(96,720)

Cash and cash equivalents at beginning of period	192,958	257,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,307	$160,559

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales for the year ended December 31, 2021 and less than 1% of consolidated Total assets as of December 31, 2021, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

Turkey – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Turkish economy exceeded the three-year cumulative inflation rate of 100 percent during the second quarter of 2022. As a result, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules as of April 1, 2022. Under highly inflationary accounting, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar). Beginning April 1, 2022, the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. As of September 30, 2022, this impact was not significant to the Company’s results.

Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to October 27, 2022, the filing date of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements:

This section provides a description of new accounting pronouncements (“Accounting Standard Update” or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to the Company.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company is currently evaluating the impact on its financial statements of the following ASU:

Standard	Description
ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance program, including key terms, amount outstanding, assets pledged as applicable, presentation on the balance sheet and a period-over-period balance roll forward. Except for the roll forward requirement, the ASU is effective for interim and annual periods beginning January 1, 2023 and should be applied retrospectively. The roll forward requirement is effective January 1, 2024 and should be applied prospectively. Early adoption of the roll forward requirement is permitted.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consumables	$547,596	$465,829	$1,655,613	$1,375,567
Equipment	387,644	340,625	1,174,664	1,014,362
Net sales	$935,240	$806,454	$2,830,277	$2,389,929

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

At September 30, 2022, the Company recorded $42,552 related to advance customer payments and $31,772 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2021, the balances related to advance customer payments and billings in excess of revenue recognized were $72,047 and $40,450, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2022 and December 31, 2021, the Company recorded $37,488 and $25,300, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$109,225	$31,757	$363,078	$202,039
Denominator (shares in 000's):
Basic weighted average shares outstanding	57,823	59,289	58,148	59,465
Effect of dilutive securities - Stock options and awards	703	766	667	703
Diluted weighted average shares outstanding	58,526	60,055	58,815	60,168
Basic earnings per share	$1.89	$0.54	$6.24	$3.40
Diluted earnings per share	$1.87	$0.53	$6.17	$3.36

For the three months ended September 30, 2022 and 2021, common shares subject to equity-based awards of 52,495 and 2,126, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2022 and 2021, common shares subject to equity-based awards of 120,106 and 150,254, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired and accounted for as a business combination. In 2021, Kestra generated sales of approximately $15,000. Beginning March 1, 2022, the Company’s Consolidated Statements of Income include the results of Kestra, including Net sales of $11,906 through September 30, 2022 and the impact on net income for the three and nine months ended September 30, 2022 was not material. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadens the Company’s specialty alloys portfolio and services.

On July 28, 2021, the Company acquired 100% ownership of Overstreet-Hughes Company, Inc. and Shoals Tubular, Inc. (“FTP”). The net purchase price was $71,716, net of cash acquired and accounted for as a business combination. The Company recognized $346 in acquisition transaction costs in 2021 which were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. In 2020, FTP generated sales of approximately $50,000. Beginning July 28, 2021, the Company’s Consolidated Statements of Income include the results of FTP, including Net sales of $24,953 through December 31, 2021 and the impact on net income for the year ended December 31, 2021 was not material. FTP manufactures copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisition further differentiated The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates growth in this market.

On April 1, 2021, the Company acquired 100% ownership of Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman"), a division of the Zeman Group. The net purchase price was $84,390, net of cash acquired and accounted for as a business combination. The Company recognized $1,577 in acquisition transaction costs in 2021 which were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. In 2020, Zeman generated sales of approximately $40,000. Beginning April 1, 2021, the Company’s

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Consolidated Statements of Income include the results of Zeman, including Net sales of $24,473 through December 31, 2021 and the impact on net income for the year ended December 31, 2021 was not material. Zeman, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expanded the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

The acquired companies discussed above are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions have not been presented. The preliminary purchase price allocations are expected to be finalized within the allowable measurement period.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended September 30, 2022
Net sales	$585,628	$216,497	$133,115	$—	$935,240
Inter-segment sales	35,353	9,994	2,642	(47,989)	—
Total	$620,981	$226,491	$135,757	$(47,989)	$935,240
Adjusted EBIT	$118,804	$25,225	$14,432	$(1,685)	$156,776
Special items charge (gain) (1)	(353)	8,364	—	3,068	11,079
EBIT	$119,157	$16,861	$14,432	$(4,753)	$145,697
Interest income					376
Interest expense					(8,586)
Income before income taxes					$137,487

Three Months Ended September 30, 2021
Net sales	$461,508	$227,165	$117,781	$—	$806,454
Inter-segment sales	37,480	7,078	1,945	(46,503)	—
Total	$498,988	$234,243	$119,726	$(46,503)	$806,454
Adjusted EBIT	$84,557	$29,032	$15,980	$(4,704)	$124,865
Special items charge (gain) (3)	73,574	6,615	547	—	80,736
EBIT	$10,983	$22,417	$15,433	$(4,704)	$44,129
Interest income					333
Interest expense					(6,047)
Income before income taxes					$38,415

Nine Months Ended September 30, 2022
Net sales	$1,715,342	$711,167	$403,768	$—	$2,830,277
Inter-segment sales	92,540	25,749	8,570	(126,859)	—
Total	$1,807,882	$736,916	$412,338	$(126,859)	$2,830,277
Adjusted EBIT	$348,439	$97,321	$51,952	$(10,470)	$487,242
Special items charge (gain) (2)	(3,627)	9,865	—	3,068	9,306
EBIT	$352,066	$87,456	$51,952	$(13,538)	$477,936
Interest income					980
Interest expense					(21,847)
Income before income taxes					$457,069

Nine Months Ended September 30, 2021
Net sales	$1,344,218	$702,596	$343,115	$—	$2,389,929
Inter-segment sales	109,993	18,260	6,376	(134,629)	—
Total	$1,454,211	$720,856	$349,491	$(134,629)	$2,389,929
Adjusted EBIT	$245,308	$77,845	$52,889	$(10,048)	$365,994
Special items charge (gain) (3)	79,664	13,695	547	1,923	95,829
EBIT	$165,644	$64,150	$52,342	$(11,971)	$270,165
Interest income					1,185
Interest expense					(17,921)
Income before income taxes					$253,429

(1)	In the three months ended September 30, 2022, special items exclude an adjustment to the amortization of the step up in value of acquired inventories of $353 in Americas Welding, Rationalization and asset impairment charges of $8,364 in International Welding as discussed in Note 6 and acquisition transaction costs of $3,068 in Corporate/Eliminations related to the contemplated acquisition discussed in Note 18.
(2)	In the nine months ended September 30, 2022, special items exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of the step up in value of acquired inventories of $1,106 and Rationalization and asset impairment net gains of $998 in Americas Welding, Rationalization and

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

asset impairment charges of $10,403 in International Welding as discussed in Note 6 and acquisition costs transaction costs of $3,086 in Corporate/Eliminations related to the contemplated acquisition discussed in Note 18.
(3)	In the three and nine months ended September 30, 2021, special items reflect Rationalization and asset impairment charges of $3,484 and $8,277, respectively, primarily in International Welding, amortization of the step up in value of acquired inventories of $3,690 and $5,531, respectively, related to the acquisitions of Zeman in International Welding and FTP in The Harris Products Group, pension settlement charges of $73,562 and $79,652, respectively, in Americas Welding and $446 in International Welding in the nine months ended September 30, 2021. Also in the nine months ended September 30, 2021, special items reflect acquisition transaction costs of $1,923 in Corporate/Eliminations related to acquisitions as discussed in Note 4.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $9,405 and $8,277 in the nine months ended September 30, 2022 and 2021, respectively. The charges are primarily related to employee severance, non-cash asset impairments and gains or losses on the disposal of assets.

During 2021, the Company initiated rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At September 30, 2022, liabilities of $1,097 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2022:

	International
	Welding	Consolidated
Balance at December 31, 2021	$2,990	$2,990
Payments and other adjustments	(3,522)	(3,522)
Charged to expense	1,629	1,629
Balance at September 30, 2022	$1,097	$1,097

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended September 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at June 30, 2022	$22,399		$(13,168)		$(294,428)		$(285,197)
Other comprehensive income (loss) before reclassification	8,142		—		(52,116)	[3]	(43,974)
Amounts reclassified from AOCI	(365)	[1]	85	[2]	—		(280)
Net current-period other comprehensive income (loss)	7,777		85		(52,116)		(44,254)
Balance at September 30, 2022	$30,176		$(13,083)		$(346,544)		$(329,451)

	Three Months Ended September 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)
Other comprehensive income (loss) before reclassification	3,162		(235)		(19,062)	[3]	(16,135)
Amounts reclassified from AOCI	(286)	[1]	55,793	[2]	—		55,507
Net current-period other comprehensive income (loss)	2,876		55,558		(19,062)		39,372
Balance at September 30, 2021	$7,899		$(42,854)		$(230,864)		$(265,819)

(1)	During the three months ended September 30, 2022, the AOCI reclassification is a component of Net sales of $155 (net of tax of $74) and Cost of goods sold of $(210) (net of tax of $(44)); during the three months ended September 30, 2021, the reclassification is a component of Net sales of $304 (net of tax of $135) and Cost of goods sold of $18 (net of tax of $26). See Note 16 to the consolidated financial statements for additional details.

(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $30 and $18,677) during the three months ended September 30, 2022 and 2021, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(13) and $(58) attributable to Non-controlling interests in the three months ended September 30, 2022 and 2021, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)		$(252,249)		$(257,386)
Other comprehensive income (loss) before reclassification	23,430		—		(94,295)	[3]	(70,865)
Amounts reclassified from AOCI	(1,348)	[1]	148	[2]	—		(1,200)
Net current-period other comprehensive income (loss)	22,082		148		(94,295)		(72,065)
Balance at September 30, 2022	$30,176		$(13,083)		$(346,544)		$(329,451)

	Nine Months Ended September 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	6,275		(2,220)		(27,957)	[3]	(23,902)
Amounts reclassified from AOCI	(863)	[1]	61,136	[2]	—		60,273
Net current-period other comprehensive income (loss)	5,412		58,916		(27,957)		36,371
Balance at September 30, 2021	$7,899		$(42,854)		$(230,864)		$(265,819)
(1)	During the nine months ended September 30, 2022, the AOCI reclassification is a component of Net sales of $409 (net of tax of $181) and Cost of goods sold of $(939) (net of tax of $(223)); during the nine months ended September 30, 2021, the reclassification is a component of Net sales of $1,611 (net of tax of $692) and Cost of goods sold of $748 (net of tax of $270). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $209 and $21,578) during the nine months ended September 30, 2022 and 2021, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $102 and $ (327) attributable to Non-controlling interests in the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

From time to time at management’s discretion, the Company is authorized to repurchase its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended September 30, 2022, the Company purchased a total of 0.2 million shares at an average cost per share of $133.74. During the nine months ended September 30, 2022, the Company purchased a total of 1.2 million shares at an average cost per share of $130.90. As of September 30, 2022, 9.1 million common shares remained available for repurchase. The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2022	December 31, 2021
Raw materials	$190,369	$143,394
Work-in-process	106,212	97,834
Finished goods	335,795	298,691
Total	$632,376	$539,919

At September 30, 2022 and December 31, 2021, approximately 40% and 36%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $134,597 and $114,176 at September 30, 2022 and December 31, 2021, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Other assets	$45,222	$47,966

Current liabilities	Other current liabilities	$9,963	$10,218
Noncurrent liabilities	Other liabilities	36,636	38,960
Total lease liabilities		$46,599	$49,178

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,109 and $15,415 in the three and nine months ended September 30, 2022, respectively, and $5,619 and $16,279 in the three and nine months ended September 30, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022 were $2,930 and $9,101, respectively, and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 were $5,896 and $12,548, respectively, and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $4,739 and $8,217 during the three and nine months ended September 30, 2022, respectively, and $3,218 and $12,912 for the three and nine months ended September 30, 2021, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2022
2022	$2,868
2023	10,794
2024	9,313
2025	6,307
2026	5,124
After 2026	17,915
Total lease payments	$52,321
Less: Imputed interest	5,722
Operating lease liabilities	$46,599

As of September 30, 2022, the weighted average remaining lease term is 7.9 years and the weighted average discount rate used to determine the operating lease liability is 3.0%.

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of year	$20,466	$21,760
Accruals for warranties	9,790	8,446
Settlements	(10,346)	(8,809)
Foreign currency translation and other adjustments	(723)	(306)
Balance at end of period	$19,187	$21,091

NOTE 12 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2022, the Company was in compliance with all of its covenants and had $37,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $104,293. As of September 30, 2022, the Company was in compliance with all of its covenants and had $20,338 outstanding at September 30, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At September 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $597,972 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $722,287 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$50	$254	$49	$395	$149	$827	$146	$1,190
Interest cost	66	607	2,622	924	197	1,947	8,675	1,932
Expected return on plan assets	—	(759)	(3,888)	(1,487)	—	(2,637)	(12,595)	(2,996)
Amortization of prior service cost	—	—	—	1	—	(1)	—	12
Amortization of net loss	44	71	616	291	133	225	1,867	737
Settlement charges (gains) (1)	—	—	73,562	—	(3,735)	—	79,652	446
Defined benefit plans	160	173	72,961	124	(3,256)	361	77,745	1,321
Multi-employer plans	—	74	—	138	—	289	—	640
Defined contribution plans	7,850	679	6,572	898	20,180	2,284	17,606	2,296
Total pension cost	$8,010	$926	$79,533	$1,160	$16,924	$2,934	$95,351	$4,257

(1)	Gains in the nine months ended September 30, 2022 related to the final settlement associated with the termination of a pension plan. Charges in the three and nine months ended September 30, 2021 primarily resulting from lump sum pension payments also related to the termination of a pension plan.

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity earnings (loss) in affiliates	$(434)	$108	$(254)	$399
Other components of net periodic pension (cost) income (1)	(29)	(72,641)	3,871	(77,730)
Other income (expense)	4,051	1,092	3,471	6,176
Total Other income (expense)	$3,588	$(71,441)	$7,088	$(71,155)

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 13 to the consolidated financial statements.

NOTE 15 — INCOME TAXES

The Company recognized $93,991 of tax expense on pretax income of $457,069, resulting in an effective income tax rate of 20.6% for the nine months ended September 30, 2022. The effective income tax rate was 20.2% for the nine months ended September 30, 2021.

The effective tax rate was higher for the nine months ended September 30, 2022, as compared with the same period in 2021, primarily due to the geographic mix of earnings and the impact of favorable discrete tax adjustments in 2021.

As of September 30, 2022, the Company had $18,375 of unrecognized tax benefits. If recognized, approximately $15,195 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $3,655 in previously unrecognized tax benefits by the end of the third quarter 2023.

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2022 and 2021.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2022. The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

The Company has certain foreign currency forward contracts that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $54,600 at September 30, 2022 and $72,630 at December 31, 2021.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at September 30, 2022 and December 31, 2021 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 1,475,000 pounds and 975,000 pounds at September 30, 2022 and December 31, 2021, respectively, which are qualified and designated as cash flow hedges.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $25,000 as of September 30, 2022 and December 31, 2021, respectively.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $81,398 at September 30, 2022 and $94,479 at December 31, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $260,594 and $301,685 at September 30, 2022 and December 31, 2021, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2022				December 31, 2021
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,039	$508	$—	$—	$772	$535	$—	$—
Forward starting swap agreements	—	—	19,479	—	—	—	6,990	—
Net investment contracts	13,394	—	2,718	—	2,095	—	—	608
Commodity contracts	—	547	—	—	311	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,684	3,394	—	—	4,656	3,445	—	—
Total derivatives	$17,117	$4,449	$22,197	$—	$7,834	$3,980	$6,990	$608

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2022	2021	2022	2021
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(3,374)	$(878)	$(2,836)	$5,000
Commodity Contracts	Cost of goods sold	(319)	—	(40)	—

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2022	December 31, 2021
Foreign exchange contracts	$1,325	$284
Forward starting swap agreements	14,133	5,232
Net investment contracts	15,000	2,339
Commodity Contracts	(282)	239

The Company expects a gain of $1,043 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2022	2021	2022	2021
Foreign exchange contracts	Sales	$229	$439	$590	$2,303
	Cost of goods sold	573	(44)	1,202	(1,018)
Commodity contracts	Cost of goods sold	(319)	—	(40)	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2022, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,723	$—	$3,723	$—
Net investment contracts	16,112	—	16,112	—
Forward starting swap agreements	19,479	—	19,479	—
Pension surplus	62,750	62,750	—	—
Total assets	$102,064	$62,750	$39,314	$—
Liabilities:
Foreign exchange contracts	$3,902	$—	$3,902	$—
Commodity contracts	547	—	547	—
Deferred compensation	38,189	—	38,189	—
Total liabilities	$42,638	$—	$42,638	$—

The following table provides a summary of assets and liabilities as of December 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,428	$—	$5,428	$—
Net investment contracts	2,095	—	2,095	—
Commodity contracts	311	—	311	—
Forward starting swap agreements	6,990	—	6,990	—
Total assets	$14,824	$—	$14,824	$—
Liabilities:
Foreign exchange contracts	$3,980	$—	$3,980	$—
Net investment contracts	608	—	608	—
Deferred compensation	41,612	—	41,612	—
Total liabilities	$46,200	$—	$46,200	$—

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2022 and December 31, 2021.

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at September 30, 2022.

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

NOTE 18 – SUBSEQUENT EVENTS

On October 14, 2022, the Company entered into a definitive agreement to acquire Fori Automation, Inc. (the “contemplated acquisition”).  Upon completion of the contemplated acquisition, the acquired business will extend the Company’s market presence within the automotive sector, better position it to capitalize on accelerating investments in automotive electric vehicle platforms, offer cross-selling growth opportunities to industrial customers and expand the Company’s international automation footprint.

The definitive agreement provides for a cash purchase price of $427,000, subject to a customary working capital adjustment. The Company intends to fund the transaction with cash on hand and arranged credit. The contemplated acquisition is subject to regulatory approval and other customary closing conditions and is expected to close in the fourth quarter of 2022.

For the three and nine months ended September 30, 2022, the Company has incurred $3,068, respectively, of acquisition transaction costs related to the contemplated acquisition.  These costs were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income.

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

Russia Operations

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales for the year ended December 31, 2021 and less than 1% of consolidated Total assets as of December 31, 2021, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$935,240		$806,454		$128,786	16.0%
Cost of goods sold	625,722		538,282		(87,440)	(16.2)%
Gross profit	309,518	33.1%	268,172	33.3%	41,346	15.4%
Selling, general & administrative expenses	159,045	17.0%	149,118	18.5%	(9,927)	(6.7)%
Rationalization and asset impairment charges	8,364	0.9%	3,484	0.4%	(4,880)	(140.1)%
Operating income	142,109	15.2%	115,570	14.3%	26,539	23.0%
Interest expense, net	8,210		5,714		(2,496)	(43.7)%
Other income (expense)	3,588		(71,441)		75,029	105.0%
Income before income taxes	137,487	14.7%	38,415	4.8%	99,072	257.9%
Income taxes	28,262		6,658		(21,604)	(324.5)%
Effective tax rate	20.6%		17.3%		(3.3)%
Net income	$109,225	11.7%	$31,757	3.9%	$77,468	243.9%
Diluted earnings per share	$1.87		$0.53		$1.34	253.4%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,830,277		$2,389,929		$440,348	18.4%
Cost of goods sold	1,857,501		1,593,981		(263,520)	(16.5)%
Gross profit	972,776	34.4%	795,948	33.3%	176,828	22.2%
Selling, general & administrative expenses	492,523	17.4%	446,351	18.7%	(46,172)	(10.3)%
Rationalization and asset impairment charges	9,405	0.3%	8,277	0.3%	(1,128)	(13.6)%
Operating income	470,848	16.6%	341,320	14.3%	129,528	37.9%
Interest expense, net	20,867		16,736		(4,131)	(24.7)%
Other income (expense)	7,088		(71,155)		78,243	110.0%
Income before income taxes	457,069	16.1%	253,429	10.6%	203,640	80.4%
Income taxes	93,991		51,259		(42,732)	(83.4)%
Effective tax rate	20.6%		20.2%		(0.4)%
Net income including non-controlling interests	363,078		202,170		160,908	79.6%
Non-controlling interests in subsidiaries' loss	—		131		(131)	(100.0)%
Net income	$363,078	12.8%	$202,039	8.5%	$161,039	79.7%
Diluted earnings per share	$6.17		$3.36		$2.81	83.6%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$806,454	$71,148	$10,276	$100,739	$(53,377)	$935,240
% Change
Lincoln Electric Holdings, Inc.		8.8%	1.3%	12.5%	(6.6)%	16.0%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$2,389,929	$123,118	$68,949	$385,357	$(137,076)	$2,830,277
% Change
Lincoln Electric Holdings, Inc.		5.2%	2.9%	16.1%	(5.7)%	18.4%

Net sales increased in the three and nine months ended September 30, 2022 driven by higher demand levels, increased product pricing as a result of higher input costs and the impact of acquisitions, partially offset by unfavorable foreign exchange.

Gross Profit:

Gross profit for the three and nine months ended September 30, 2022 increased 15.4% and 22.2%, respectively, driven by higher volumes, the impact of cost reduction initiatives and pricing actions taken to offset higher input costs. Last-in, first-out (“LIFO”) charges were $3,108 and $20,420 in three and nine months ended September 30, 2022, respectively, as compared with charges of $10,908 and $24,236 in the same 2021 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and nine months ended September 30, 2022 as compared to the same 2021 period, primarily due to higher employee costs.

Other Income (Expense):

The increase in Other income (expense) for the three and nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to non-cash pension settlement charges resulting from the termination of a pension plan in 2021. Refer to Note 13 to the consolidated financial statements for details.

Income Taxes:

The effective tax rate was higher for the three and nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the geographic mix of earnings and the impact of favorable discrete tax in 2021.

Segment Results

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$461,508	$52,521	$4,724	$69,888	$(3,013)	$585,628
International Welding	227,165	5,538	—	31,430	(47,636)	216,497
The Harris Products Group	117,781	13,089	5,552	(579)	(2,728)	133,115

% Change
Americas Welding		11.4%	1.0%	15.1%	(0.7)%	26.9%
International Welding		2.4%	—	13.8%	(21.0)%	(4.7)%
The Harris Products Group		11.1%	4.7%	(0.5)%	(2.3)%	13.0%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$1,344,218	$119,809	$11,906	$243,960	$(4,551)	$1,715,342
International Welding	702,596	(12,348)	17,632	130,433	(127,146)	711,167
The Harris Products Group	343,115	15,657	39,411	10,964	(5,379)	403,768

% Change
Americas Welding		8.9%	0.9%	18.1%	(0.3)%	27.6%
International Welding		(1.8)%	2.5%	18.6%	(18.1)%	1.2%
The Harris Products Group		4.6%	11.5%	3.2%	(1.6)%	17.7%

(1)	Increases for the three and nine months ended September 30, 2022 were due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(2)	Increase for the three and nine months ended September 30, 2022 in Americas Welding and International Welding reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group in the nine months ended September 30, 2022 was primarily due to increased product pricing.
(3)	Decrease for the three and nine months ended September 30, 2022 in International Welding primarily due to the devaluation of the Turkish Lira and Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$585,628	$461,508	$124,120	26.9%
Inter-segment sales	35,353	37,480	(2,127)	(5.7)%
Total Sales	$620,981	$498,988	121,993	24.4%
Adjusted EBIT (4)	$118,804	$84,557	34,247	40.5%
As a percent of total sales (1)	19.1%	16.9%		2.2%
International Welding:
Net sales	$216,497	$227,165	(10,668)	(4.7)%
Inter-segment sales	9,994	7,078	2,916	41.2%
Total Sales	$226,491	$234,243	(7,752)	(3.3)%
Adjusted EBIT (5)	$25,225	$29,032	(3,807)	(13.1)%
As a percent of total sales (2)	11.1%	12.4%		(1.3)%
The Harris Products Group:
Net sales	$133,115	$117,781	15,334	13.0%
Inter-segment sales	2,642	1,945	697	35.8%
Total Sales	$135,757	$119,726	16,031	13.4%
Adjusted EBIT (6)	$14,432	$15,980	(1,548)	(9.7)%
As a percent of total sales (3)	10.6%	13.3%		(2.7)%
Corporate / Eliminations:
Inter-segment sales	$(47,989)	$(46,503)	(1,486)	(3.2)%
Adjusted EBIT (7)	(1,685)	(4,704)	3,019	64.2%
Consolidated:
Net sales	$935,240	$806,454	128,786	16.0%
Net income	$109,225	$31,757	77,468	243.9%
As a percent of total sales	11.7%	3.9%		7.8%
Adjusted EBIT (8)	$156,776	$124,865	31,911	25.6%
As a percent of sales	16.8%	15.5%		1.3%

(1)	Increase for the three months ended September 30, 2022 as compared to September 30, 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.
(2)	Decrease for the three months ended September 30, 2022 as compared to September 30, 2021 was impacted by the timing of pricing actions and product mix.
(3)	Decrease for the three months ended September 30, 2022 as compared to September 30, 2021 primarily driven by acquisition integration activities, unfavorable mix and declining commodity pricing in certain metal offerings.

(4)	The three months ended September 30, 2022 exclude an adjustment to the amortization of the step up in value of acquired inventories of $353 related to an acquisition as discussed in Note 4 to the consolidated financial statements. The three months ended September 30, 2021 exclude pension settlement charges of $73,562.
(5)	The three months ended September 30, 2022 exclude Rationalization and asset impairment charges of $8,364 primarily due to impairment charges as discussed in Note 6 to the consolidated financial statements. The three months ended September 30, 2021 excludes the amortization of the step up in value of acquired inventories of $3,143, related to an acquisition as discussed in Note 4 to the consolidated financial statements.
(6)	The three months ended September 30, 2021 exclude the amortization of the step up in value of acquired inventories of $547 as discussed in Note 4 to the consolidated financial statements.
(7)	The three months ended September 30, 2022 exclude acquisition transaction costs of $3,068 related to the contemplated acquisition as defined in Note 18 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$1,715,342	$1,344,218	$371,124	27.6%
Inter-segment sales	92,540	109,993	(17,453)	(15.9)%
Total Sales	$1,807,882	$1,454,211	353,671	24.3%
Adjusted EBIT (4)	$348,439	$245,308	103,131	42.0%
As a percent of total sales (1)	19.3%	16.9%		2.4%
International Welding:
Net sales	$711,167	$702,596	8,571	1.2%
Inter-segment sales	25,749	18,260	7,489	41.0%
Total Sales	$736,916	$720,856	16,060	2.2%
Adjusted EBIT (5)	$97,321	$77,845	19,476	25.0%
As a percent of total sales (2)	13.2%	10.8%		2.4%
The Harris Products Group:
Net sales	$403,768	$343,115	60,653	17.7%
Inter-segment sales	8,570	6,376	2,194	34.4%
Total Sales	$412,338	$349,491	62,847	18.0%
Adjusted EBIT (6)	$51,952	$52,889	(937)	(1.8)%
As a percent of total sales (3)	12.6%	15.1%		(2.5)%
Corporate / Eliminations:
Inter-segment sales	$(126,859)	$(134,629)	7,770	5.8%
Adjusted EBIT (7)	(10,470)	(10,048)	(422)	(4.2)%
Consolidated:
Net sales	$2,830,277	$2,389,929	440,348	18.4%
Net income	$363,078	$202,039	161,039	79.7%
As a percent of total sales	12.8%	8.5%		4.3%
Adjusted EBIT (8)	$487,242	$365,994	121,248	33.1%
As a percent of sales	17.2%	15.3%		1.9%

(1)	Increase for the nine months ended September 30, 2022 as compared to September 30, 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.

(2)	Increase for the nine months ended September 30, 2022 as compared to September 30, 2021 primarily driven by pricing actions taken to offset higher input costs and cost reduction initiatives.
(3)	Decrease for the nine months ended September 30, 2022 as compared to September 30, 2021 driven primarily by acquisition integration activities, unfavorable mix and declining commodity pricing in certain metal offerings.
(4)	The nine months ended September 30, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of the step up in value of acquired inventories of $1,106 as discussed in Note 4 to the consolidated financial statements and Rationalization and asset impairment net gains of $988 as discussed in Note 6 to the consolidated financial statements. The nine months ended September 30, 2021 exclude pension settlement charges of $79,652.
(5)	The nine months ended September 30, 2022 exclude Rationalization and asset impairment charges of $10,403 primarily due to impairment charges as discussed in Note 6 to the consolidated financial statements. The nine months ended September 30, 2021 excludes the amortization of the step up in value of acquired inventories of $4,984, as discussed in Note 4 to the consolidated financial statements and pension settlement charges of $446.
(6)	The nine months ended September 30, 2021 excludes the amortization of the step up in value of acquired inventories of $547 as discussed in Note 4 to the consolidated financial statements.
(7)	The nine months ended September 30, 2022 exclude acquisition transaction costs of $3,068 related to the contemplated acquisition as defined in Note 18 to the consolidated financial statements. The nine months ended September 30, 2021 exclude acquisition transaction costs of $1,923 related to the acquisition as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share (“EPS”), Adjusted return on invested capital (“ROIC”), Adjusted net operating profit after taxes, Cash conversion and Organic sales, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income as reported	$142,109	$115,570	$470,848	$341,320
Special items (pre-tax):
Rationalization and asset impairment charges (1)	8,364	3,484	9,405	8,277
Acquisition transaction costs (2)	3,068	—	3,068	1,923
Amortization of step up in value of acquired inventories (3)	(353)	3,690	1,106	5,531
Adjusted operating income	$153,188	$122,744	$484,427	$357,051

Net income as reported	$109,225	$31,757	$363,078	$202,039
Special items:
Rationalization and asset impairment charges (1)	8,364	3,484	9,405	8,277
Acquisition transaction costs (2)	3,068	—	3,068	1,923
Pension charges and other net gains (4)	—	73,562	(4,273)	80,098
Amortization of step up in value of acquired inventories (3)	(353)	3,690	1,106	5,531
Tax effect of Special items (5)	(731)	(18,743)	58	(20,737)
Adjusted net income	119,573	93,750	372,442	277,131
Non-controlling interests in subsidiaries’ income (loss)	—	—	—	131
Interest expense, net	8,210	5,714	20,867	16,736
Income taxes as reported	28,262	6,658	93,991	51,259
Tax effect of Special items (5)	731	18,743	(58)	20,737
Adjusted EBIT	$156,776	$124,865	$487,242	$365,994
Effective tax rate as reported	20.6%	17.3%	20.6%	20.2%
Net special item tax impact	(1.1)%	4.0%	(0.5)%	0.4%
Adjusted effective tax rate	19.5%	21.3%	20.1%	20.6%
Diluted earnings per share as reported	$1.87	$0.53	$6.17	$3.36
Special items per share	0.17	1.03	0.16	1.25
Adjusted diluted earnings per share	$2.04	$1.56	$6.33	$4.61

(1)	Primarily related to non-cash asset impairment charges as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to the contemplated acquisition and are included in SG&A expenses.
(3)	Costs related to acquisitions and are included in Cost of Goods Sold.
(4)	Primarily includes the final settlement associated with the termination of a pension plan and settlement charges due to lump sum pension payments and are included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2022	2021	$ Change
Cash provided by operating activities (1)	$271,584	$255,125	$16,459
Cash used by investing activities (2)	(72,257)	(194,698)	122,441
Capital expenditures	(52,301)	(46,440)	(5,861)
Acquisition of businesses, net of cash acquired	(22,294)	(158,605)	136,311
Cash used by financing activities (3)	(237,426)	(156,112)	(81,314)
Net change in borrowings	14,999	32,295	(17,296)
Purchase of shares for treasury	(156,216)	(103,848)	(52,368)
Cash dividends paid to shareholders	(98,377)	(91,717)	(6,660)
Decrease in Cash and cash equivalents (4)	(51,651)	(96,720)	45,069

(1)	Cash provided by operating activities increased for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021 primarily due to higher company earnings.
(2)	Cash used by investing activities decreased for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021 primarily due to higher cash used in the acquisition of businesses in 2021. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2022. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021 due to increased purchase of shares for treasury and lower borrowings in 2022.
(4)	Cash and cash equivalents decreased 26.8%, or $51,651, to $141,307 during the nine months ended September 30, 2022, from $192,958 as of December 31, 2021. This decrease was predominantly due to cash used for the purchase of common shares for treasury, dividends paid to shareholders and capital expenditures, partially offset by cash from operations and proceeds from borrowings. At September 30, 2022, $72,920 of Cash and cash equivalents was held by international subsidiaries.

In October 2022, the Company paid a cash dividend of $0.56 per share, or $32,334, to shareholders of record as of September 30, 2022.

Working Capital Ratios

	September 30, 2022	December 31, 2021	September 30, 2021
Average operating working capital to Net sales (1) (2)	19.5%	16.3%	18.6%
Days sales in Inventories (2)	129.0	121.0	124.7
Days sales in Accounts receivable	48.4	50.3	53.9
Average days in Trade accounts payable	54.0	59.8	60.1

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers in a challenging operating environment, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and had an unfavorable impact on Average operating working capital to Net sales.

Return on Invested Capital

The Company reviews ROIC in assessing and evaluating the Company’s underlying operating performance. As discussed in the Non-GAAP Financial Measures section above, Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance. The calculation may be different than the method used by other companies to calculate ROIC. Adjusted ROIC is defined as rolling 12 months of Adjusted net income excluding tax-effected interest income and expense divided by invested capital. Invested capital is defined as total debt, which includes Short-term debt and Long-term debt, less current portions, plus Total equity.

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended September 30,
	2022	2021
Net income as reported	$437,505	$267,117
Plus: Interest expense (after-tax)	20,732	17,520
Less: Interest income (after-tax)	1,019	1,193
Net operating profit after taxes	$457,218	$283,444
Special items:
Rationalization and asset impairment charges	10,955	17,729
Acquisition transaction costs	3,068	1,923
Pension settlement charges	42,131	81,695
Amortization of step up in value of acquired inventories	1,379	5,531
Tax effect of Special items (1)	(26,393)	(21,868)
Adjusted net operating profit after taxes	$488,358	$368,454

Invested Capital	September 30, 2022	September 30, 2021
Short-term debt	$68,375	$41,404
Long-term debt, less current portion	711,250	717,787
Total debt	779,625	759,191
Total equity	924,228	857,893
Invested capital	$1,703,853	$1,617,084

Return on invested capital as reported	26.8%	17.5%
Adjusted return on invested capital	28.7%	22.8%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At September 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, was approximately $597,972 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $722,287 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2022, the Company was in compliance with all of its covenants and had $37,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $104,293. As of September 30, 2022, the Company was in compliance with all of its covenants and had $20,338 outstanding at September 30, 2022.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2022, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,489 plaintiffs, which is a net decrease of 12 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,866 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2022 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
July 1 - 31, 2022	77,284	(1)	$124.35	76,396	9,204,553
August 1 - 31, 2022	65,707	(1)	143.18	65,288	9,139,265
September 1 - 30, 2022	55,319	(1)	135.56	55,319	9,083,946
Total	198,310		133.72	197,003

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 0.9 million shares at a total cost of $120.9 million for a weighted average cost of $131.35 per share through September 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
October 27, 2022

XBRL-Only Content Section