Form 10-K
period 2022-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2023-02-21
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(c)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common shares held by non-affiliates as of June 30, 2022 was $7,021,065,796 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2023 was 57,581,543.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2023 Annual Meeting of Shareholders.

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

The Company’s products include arc welding, brazing and soldering filler metals (consumables), arc welding equipment, plasma and oxyfuel cutting systems, wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing.

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated robotic applications for high volume production welding and fabrication. Three primary types of arc welding consumables are produced: (1) coated manual or stick electrodes; (2) solid wire produced in coil, reel or drum forms for continuous feeding in mechanized welding; and (3) cored wire produced in coil form for continuous feeding in mechanized welding.

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, Russia, South Korea, Spain, Turkey and the United Kingdom.

The Company’s business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses, specialty gas equipment, as well as the retail business in the United States.

On December 1, 2022, the Company acquired Fori Automation, LLC (“Fori”) for a cash purchase price of $427,000, subject to customary working capital adjustments. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The Fori acquisition will extend the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment.

Customers

The Company’s products are sold in both domestic and international markets. In the Americas, products are sold principally through industrial distributors, retailers and also directly to users of welding products (OEMs, manufacturers and integrators). Outside of the Americas, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors and product users.

The Company’s major end-user markets include:

●	general fabrication,
●	energy (oil and gas, power generation and process industries),
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	construction and infrastructure.

The Company is not dependent on a single customer or a few customers and no individual customer currently accounts for more than ten percent of total Net sales. However, the loss of a large customer could have an adverse effect on the Company’s business. The Company’s operating results are sensitive to changes in general economic conditions, including an increase in interest rates, inflationary pressures and fluctuations in foreign currency rates. The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by economic cycles and the level of capital spending in manufacturing and other industrial sectors. The Company experiences some variability in reported period-to-period results as historical demand for the Company’s products is mildly seasonal with generally higher demand in the second and third quarters. See "Item 1A. Risk Factors" for further discussion regarding risks associated with customers, general economic conditions and demand.

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

Environmental Regulations

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 42 facilities worldwide.

The Company ensures compliance as well as the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by the Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainability initiatives through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2022 was approximately 12,000.

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

Diversity and Inclusion

The Company has a longstanding commitment to equal opportunity in all aspects of employment—including employee compensation, job placement and promotion regardless of gender, race or other personal characteristics. The Company’s culture is underpinned by its core values, including the guiding principles championed by James F. and John C. Lincoln when they founded Lincoln Electric over 125 years ago – The Golden Rule: Treat Others How You Would Like to Be Treated. The Company has implemented several measures that focus on ensuring that accountability exists for making progress in diversity. The CEO and other senior leaders have diversity and inclusion objectives as part of their annual performance goals. The Company focuses on diverse talent sourcing strategies and partners with external organizations that develop and supply diverse talent. The Company reviews and updates its human resources processes and benchmarks roles and compensation externally on a regular basis to help prevent bias and promote a diverse and inclusive workplace.

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

The Company’s annual talent and succession planning process reviews 100% of its global professional staff worldwide to support the development of a talent pipeline for critical roles in general management, engineering and operations. This evaluation includes the Company’s CEO, as well as segment business and functional leaders, and focuses on high potential talent, diverse talent and succession within the Company’s most critical roles.

The Company believes that the practices outlined above result in sustained increases in shareholder value and reflect its compensation philosophy of aligning long-term pay and performance.

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

In addition to Company-led programs and employee engagement in behavior-based safety and wellness committees, the Company actively engages in health and safety standard development committees at key industry organizations such as the American Welding Society, the International Institute of Welding and across various International Standards Organization committees to ensure best practices for its employees and end users.

The Company’s standard health and safety programs adhere to stringent safety standards and best practices to ensure that its operations, related processes and products do not negatively impact the health and welfare of its employees, customers or community.

Community Engagement

The Company is an active member in the communities in which it operates and where its employees live. The Company participates in community meetings, local business associations, offers plant visits, provides grants to nonprofit organizations and donates resources and time through in-kind gifts, employee volunteerism and non-profit board service. The Company’s partnership with academia includes executive-led lectures and donations of equipment and engineering expertise to support lab and research initiatives. In addition, the Company supports community educational / career programming among secondary and high school students in order to address skills gaps in the industry and maintain awareness of attractive career pathways in manufacturing.

See "Part I, Item 1C" for information regarding the Company’s executive officers, which is incorporated herein by reference.

Website Access

The Company’s website, www.lincolnelectric.com, is used as a channel for routine dissemination of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"), including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

Our operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, global supply chain disruptions, higher logistics costs, higher interest rates, inflation, higher raw materials costs, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or trade laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely affect our financial condition, results of operations and access to capital markets.

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it had ceased operations in Russia and implemented plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia were less than 1% of consolidated Net sales and Total assets for the year ended December 31, 2022, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

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

The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products and have an adverse effect on our revenues and results of operations.

Risks Related to Manufacturing and Operations

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, pandemic, labor disputes, natural disasters could adversely affect our supply chain and distribution channels or result in loss of sales and customers.

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, political unrest, pandemics, including the current coronavirus disease (“COVID-19”) pandemic, labor disputes and natural disasters, including events caused by climate change. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for the losses.

We continue to experience supply shortages and inflationary pressures for certain components and raw materials due to the effects of the COVID-19 pandemic.  We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional supply from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected. Maintaining higher inventory levels to service customers may result in excess or obsolete inventory and related charges if demand for these products is lower than our expectations. This may adversely affect financial results.

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

The conduct and management of our business relies extensively on information technology systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical corporate infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many multinational companies, our systems are subject to regular cyber attacks and other malicious efforts to cause cyber security incidents. To date, these attacks have not had a material impact on our business or operations. However, if as a result of future attacks, our systems are significantly damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company continues to invest in cyber security, including maintaining and improving cyber security resilience, and the Company’s cyber security risks are regularly monitored by the Audit Committee of our Board of Directors. Nevertheless, due to the nature of cyber threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cyber incidents, and a significant security breach could result in financial loss, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and fines and other sanctions resulting from any related breaches of data privacy regulations. Any of these could have an adverse effect on our results of operations and financial condition.

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

The competitive pressures we face could harm our revenue, results of operations and prospects.

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have previously initiated, and may in the future initiate significant rationalization activities to align our business with market conditions and improve our overall competitiveness, including with respect to the integration of acquired businesses. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our revenue, results of operations and prospects could suffer.

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

We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. For more information regarding rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 7 to the Company’s consolidated financial statements.

Risks Related to Legal, Compliance and Regulatory Matters

We are a co-defendant in litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

As of December 31, 2022, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,483 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 56,877 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

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

A number of governments and agencies in the U.S. and in foreign jurisdictions have proposed and may continue to introduce regulatory changes to address climate change, including regulations related to greenhouse gas emissions. We may be subject to additional regulations or restrictions in jurisdictions where we operate, including charges to fund additional energy-efficient activities, assessments or fees, and operational restrictions such as reduced emission allowances. Compliance with climate change regulations and restrictions may result in additional costs, including increased production costs and taxes, which could adversely impact our financial position. In addition, climate change regulations and related operating restrictions may unfavorably affect our competitive position with companies who may not be subject to equivalent requirements in their jurisdictions. In addition, negative publicity or public perception of climate change issues associated with us or our industry may cause reputational damage and financial harm to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	61

Chairman of the Board effective December 21, 2013; President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010.

Gabriel Bruno	55

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

Jennifer I. Ansberry	49

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Steven B. Hedlund	56

Executive Vice President, Chief Operating Officer since May 9, 2022; Executive Vice President and President, Americas and International Welding from October 21, 2020 to May 9, 2022; Executive Vice President and President, International Welding from June 1, 2017 to October 21, 2020; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014.

Michele R. Kuhrt	56

Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 25, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

Lisa A. Dietrich	50

Executive Vice President, Chief Information Officer since May 9, 2022. Senior Vice President and Chief Information Officer, American Greetings Corporation (a global leader in the large and enduring Celebrations marketplace) from March 2018 until April 2022; Vice President of Business Transformation and Executive Director, American Greetings Corporation from January 2011 to March 2018.

Geoffrey P. Allman	52

Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to January 1, 2019; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to July 1, 2012.

Michael J. Whitehead	49

Senior Vice President, President, Global Automation, Cutting and Additive Businesses since January 1, 2019; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

Peter M. Pletcher	49

Senior Vice President, President International since August 1, 2022. Senior Vice President, President, International Welding from December 10, 2020 to August 1, 2022; Vice President, President, Europe Welding from April 1, 2019 to December 10, 2020; Vice President, President, Global Automation from January 1, 2018 to April 1, 2019; Director, Business Development, Cutting Products from January 1, 2016 to January 1, 2018.

Gregory Doria	46

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

The Company has 71 manufacturing facilities, including operations and joint ventures in 20 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States

Cleveland, Columbus, Coldwater, Fort Loramie, and Orrville, Ohio; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.

Brazil	Atibaia; Guarulhos; Sao Paulo.
Canada	Toronto; Mississauga; Hamilton; Montreal; Vankleek Hill.
Colombia	Bogota.
Mexico	Mexico City; Torreon; Saltillo.
International Welding:
Australia	Newcastle; Gladstone.
Austria	Scheifling.
China	Tangshan; Shanghai; Beijing.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt; Merzig.
India	Chennai; Pune.
Italy	Corsalone; Due Carrare.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
South Korea	Siheung-si.
Spain	Valencia; Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina; Gordonsville, Carthage, Tennessee; Florence, Alabama.
Brazil	Maua.
Italy	Verona.
Mexico	Guadalupe.
Poland	Dzierzoniow.
Portugal	Albergaria-a-Velha.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company’s foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business. In March 2022, in response to Russia’s invasion of Ukraine, the Company ceased operations in Russia.

In addition, the Company maintains operating leases for some manufacturing facilities, distribution centers and sales offices throughout the world. Refer to Note 17 to the consolidated financial statements for information regarding the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of December 31, 2022, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,483 plaintiffs, which is a net decrease of 6 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,877 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2022 was 2,238.

Issuer purchases of equity securities for the fourth quarter 2022 were:

				Total Number of Shares	Maximum Number
				Purchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans
Period	Purchased		Paid Per Share	Programs	or Programs (2) (3)
October 1 - 31, 2022	65,983	(1)	$128.36	65,429	9,018,517
November 1 - 30, 2022	57,782	(1)	145.39	57,772	8,960,745
December 1 - 31, 2022	56,476	(1)	145.31	56,419	8,904,326
Total	180,241		139.13	179,620

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 55 million shares at a cost of $2.5 billion for a weighted average cost of $44.89 per share through December 31, 2022.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase program were 1.1 million shares at a total cost of $145.3 million for a weighted average cost of $132.65 per share through December 31, 2022.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2018 and ending December 31, 2022. This graph assumes that $100 was invested on December 31, 2017 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$250
$200
$150
$100
$50
$0

	2017	2018	2019	2020	2021	2022
The Company	100	88	110	134	164	172
S&P 500	100	96	126	148	191	156
S&P 400	100	89	112	127	159	138

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

The Company’s products include arc welding, brazing and soldering filler metals (consumables), arc welding equipment, plasma and oxyfuel cutting systems, wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing.

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

The Company’s major end-user markets include:

●	general fabrication,
●	energy (oil and gas, power generation and process industries),
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	construction and infrastructure.

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, Russia, South Korea, Spain, Turkey and the United Kingdom.

The principal raw materials essential to the Company’s business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals, all of which are normally available for purchase in the open market.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 42 facilities worldwide.

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

On December 1, 2022, the Company acquired Fori Automation, LLC (“Fori”) for a cash purchase price of $427,000, subject to customary working capital adjustments. The Company funded the transaction with available cash on hand and a $400,000 senior unsecured term loan. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The Fori acquisition will extend the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. Fori’s balance sheet is included in the Company’s Consolidated Balance Sheet as of December 31, 2022.

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

Key operating measures utilized by the operating units to manage the Company include orders, backlog, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2022 and 2021. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2022		2021		2022 vs. 2021
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales (Note 2)	$3,761,211		$3,234,180		$527,031	16.3%
Cost of goods sold	2,480,451		2,165,575		(314,876)	(14.5)%
Gross profit	1,280,760	34.1%	1,068,605	33.0%	212,155	19.9%
Selling, general & administrative expenses	656,636	17.5%	597,109	18.5%	(59,527)	(10.0)%
Rationalization and asset impairment charges (Note 7)	11,788	0.3%	9,827	0.3%	(1,961)	(20.0)%
Operating income	612,336	16.3%	461,669	14.3%	150,667	32.6%
Interest expense, net	29,500		22,214		(7,286)	(32.8)%
Other income (expense) (Note 12)	9,991		(114,457)		124,448	108.7%
Income before income taxes	592,827	15.8%	324,998	10.0%	267,829	82.4%
Income taxes (Note 13)	120,603		48,418		(72,185)	(149.1)%
Effective tax rate (Note 13)	20.3%		14.9%		(5.4)%
Net income including non-controlling interests	472,224		276,580		195,644	70.7%
Non-controlling interests in subsidiaries' income	—		114		(114)	(100.0)%
Net income	$472,224	12.6%	$276,466	8.5%	$195,758	70.8%
Diluted earnings per share (Note 3)	$8.04		$4.60		$3.43	74.6%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2022 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions	Price	Exchange	2022
Lincoln Electric Holdings, Inc.	$3,234,180	$160,362	$74,645	$468,925	$(176,901)	$3,761,211
% Change
Lincoln Electric Holdings, Inc.		5.0%	2.3%	14.5%	(5.5)%	16.3%

Net sales increased primarily as a result of higher demand levels, increased product pricing as a result of higher input costs and the impact of acquisitions, partially offset by unfavorable foreign exchange.

Gross Profit:

Gross profit for 2022 increased, as a percent of sales, compared to the prior year primarily due to higher volumes, the benefit of profit improvement and cost reduction actions, which offset higher input costs. Last-in, first-out (“LIFO”) charges were $19,733 in the twelve months ended December 31, 2022 as compared with charges of $38,595 in the prior year.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expense increased in 2022 as compared to 2021 was primarily due to higher employee costs.

Other Income (Expense):

The increase in 2022 as compared to 2021 was primarily due to non-cash pension settlement charges in 2021 related to the termination of a pension plan. Refer to Note 12 to the consolidated financial statements for details.

Income Taxes:

The 2022 effective tax rate was higher than 2021 primarily due to a change in the mix of earnings, as well as the impact of the 2021 pension plan termination.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2022:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2021	Volume	Acquisitions (1)	Price (2)	Exchange (3)	2022
Operating Segments
Americas Welding	$1,824,481	$156,561	$17,602	$298,928	$(8,638)	$2,288,934
International Welding	948,125	(9,019)	17,632	159,130	(161,587)	954,281
The Harris Products Group	461,574	12,820	39,411	10,867	(6,676)	517,996

% Change
Americas Welding		8.6%	1.0%	16.4%	(0.5)%	25.5%
International Welding		(1.0)%	1.9%	16.8%	(17.0)%	0.6%
The Harris Products Group		2.8%	8.5%	2.4%	(1.4)%	12.2%

(1)	Increase due to the acquisitions discussed in Note 4.
(2)	Increase for all segments reflects increased product pricing taken in response to higher input costs and unfavorable foreign exchange translation.
(3)	Decrease for 2022 in International Welding primarily due to the devaluation of the Turkish Lira and Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Year Ended December 31,		2022 vs. 2021
	2022	2021	$	%
Americas Welding:
Net sales	$2,288,934	$1,824,481	$464,453	25.5%
Inter-segment sales	122,019	140,650	(18,631)	(13.2)%
Total Sales	$2,410,953	$1,965,131	$445,822	22.7%
Adjusted EBIT (4)	$462,819	$329,016	$133,803	40.7%
As a percent of total sales (1)	19.2%	16.7%		2.5%
International Welding:
Net sales	$954,281	$948,125	$6,156	0.6%
Inter-segment sales	31,503	26,331	5,172	19.6%
Total Sales	$985,784	$974,456	$11,328	1.2%
Adjusted EBIT (5)	$120,157	$106,208	$13,949	13.1%
As a percent of total sales (2)	12.2%	10.9%		1.3%
The Harris Products Group:
Net sales	$517,996	$461,574	$56,422	12.2%
Inter-segment sales	11,040	8,096	2,944	36.4%
Total Sales	$529,036	$469,670	$59,366	12.6%
Adjusted EBIT (6)	$64,008	$68,447	$(4,439)	(6.5)%
As a percent of total sales (3)	12.1%	14.6%		(2.5)%
Corporate / Eliminations:
Inter-segment sales	$(164,562)	$(175,077)	$10,515	6.0%
Adjusted EBIT (7)	(10,033)	(12,403)	2,370	19.1%
Consolidated:
Net sales	$3,761,211	$3,234,180	$527,031	16.3%
Net income	$472,224	$276,466	$195,758	70.8%
As a percent of total sales	12.6%	8.5%		4.1%
Adjusted EBIT (8)	$636,951	$491,268	$145,683	29.7%
As a percent of sales	16.9%	15.2%		1.7%

(1)	Increase for 2022 as compared to 2021 primarily driven by higher volumes, the impact of profit improvement initiatives and pricing actions taken to offset higher input costs, partially offset by higher employee costs.
(2)	Increase for 2022 as compared to 2021 primarily driven by profit improvement initiatives including cost reduction activities.
(3)	Decrease for 2022 compared to 2021 primarily driven by acquisition integration activities, unfavorable mix and declining commodity pricing in certain metal offerings.

(4)	2022 excludes a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of step up in value of acquired inventories of $1,106 and Rationalization and asset impairment gains of $431 related to severance and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements.

2021 excludes non-cash pension settlement charges of $123,091 as discussed in Note 11 to the consolidated financial statements.

(5)	2022 excludes Rationalization and asset impairment gains of $11,681 related to impairment charges as discussed in Note 7 to the consolidated financial statements.

2021 excludes Rationalization and asset impairment charges of $9,804 related to severance and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements, the amortization of step up in value of acquired inventories of $4,984 related to an acquisition and pension settlement charges of $446.

(6)	2021 excludes the amortization of step up in value of acquired inventories of $820 related to an acquisition and non-cash pension settlement charges of $2,965 as discussed in Note 11 to the consolidated financial statements.
(7)	2022 excludes acquisition transaction and integration costs of $6,003 related to the acquisition as discussed in Note 4 to the consolidated financial statements.

2021 excludes acquisition transaction and integration costs of $1,923 related to the acquisitions as discussed in Note 4 to the consolidated financial statements.

(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, Adjusted effective tax rate, Adjusted diluted earnings per share, Adjusted return on invested capital, and Adjusted net operating profit after taxes, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF"), defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion, defined as FCF divided by Adjusted net income; Organic sales, defined as sales excluding the effects of foreign currency and acquisitions.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2022	2021
Operating income as reported	$612,336	$461,669
Special items (pre-tax):
Rationalization and asset impairment charges (1)	11,788	9,827
Acquisition transaction costs (2)	6,003	1,923
Amortization of step up in value of acquired inventories (3)	1,106	5,804
Adjusted operating income	$631,233	$479,223

(1)	Charges primarily consist of employee severance, gains or losses on the disposal of assets and other related costs and non-cash asset impairment charges.
(2)	Costs related to acquisition and included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions and included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2022	2021
Net income as reported	$472,224	$276,466
Special items:
Rationalization and asset impairment charges (1)	11,788	9,827
Acquisition transaction costs (2)	6,003	1,923
Pension settlement net charges (3)	(4,273)	126,502
Amortization of step up in value of acquired inventories (4)	1,106	5,804
Tax effect of Special items (5)	(1,192)	(47,188)
Adjusted net income	$485,656	$373,334
Non-controlling interests in subsidiaries’ earnings (loss)	—	114
Interest expense, net	29,500	22,214
Income taxes as reported	120,603	48,418
Tax effect of Special items (5)	1,192	47,188
Adjusted EBIT	$636,951	$491,268
Effective tax rate as reported	20.3%	14.9%
Net special item tax impact	(0.2)%	5.5%
Adjusted effective tax rate	20.1%	20.4%
Diluted earnings per share as reported	$8.04	$4.60
Special items per share	0.23	1.62
Adjusted diluted earnings per share	$8.27	$6.22

(1)	Charges primarily consist of employee severance, gains or losses on the disposal of assets and other related costs and non-cash asset impairment charges.
(2)	Costs related to acquisitions as discussed in Note 4 to the consolidated financial statements.
(3)	Net charges related to lump sum pension payments and the purchase of a group annuity contract as discussed in Note 11 to the consolidated financial statements.
(4)	Costs related to acquisitions and included in Cost of goods sold.
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,
	2022	2021	$ Change
Cash provided by operating activities (1)	$383,386	$365,063	$18,323
Cash used by investing activities (2)	(504,691)	(205,356)	(299,335)
Capital expenditures	(71,883)	(62,531)	(9,352)
Acquisition of businesses, net of cash acquired	(436,298)	(156,106)	(280,192)
Cash provided by (used by) financing activities (3)	133,725	(221,940)	355,665
Proceeds from short-term borrowings	34,351	46,476	(12,125)
Proceeds from (payments on) long-term borrowings	405,444	(508)	405,952
Purchase of shares for treasury	(181,293)	(164,526)	(16,767)
Cash dividends paid to shareholders	(130,724)	(121,851)	(8,873)
Increase (decrease) in Cash and cash equivalents (4)	4,192	(64,321)	68,513

(1)	Cash provided by operating activities increased for the twelve months ended December 31, 2022 compared with the twelve months ended December 31, 2021 primarily due to higher company earnings.
(2)	Cash used by investing activities increased for the twelve months ended December 31, 2022 compared with the twelve months ended December 31, 2021 due to cash used in the acquisition of businesses in 2022. The Company currently anticipates capital expenditures of $80,000 to $100,000 in 2023. Anticipated capital expenditures include investments to increase capacity and improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash provided by (used by) financing activities increased in the twelve months ended December 31, 2022 compared with the twelve months ended December 31, 2021 due to higher long-term borrowings in 2022 partially offset by an increase in the purchase of shares for treasury.
(4)	Cash and cash equivalents increased 2.2%, or $4,192, to $197,950 during the twelve months ended December 31, 2022, from $192,958 as of December 31, 2021. The increase was predominantly due to higher cash provided by operating activities and an increase in long term borrowings offset by increase in cash used in the purchase of common shares for treasury, dividends paid to shareholders and for the acquisition of businesses in 2022.

The Company paid $130,724 and $121,851 in cash dividends to its shareholders in the twelve months ended December 31, 2022 and 2021, respectively. In January 2023, the Company paid a cash dividend of $0.64 per share, or $36,879, to shareholders of record on December 31, 2022, which reflects a 14.3% increase in the Company’s dividend payout rate.

Working Capital Ratios

	2022 (3)	2021
Average operating working capital to Net sales (1) (2)	20.9%	16.3%
Days sales in Inventories (2)	132.5	121.0
Days sales in Accounts receivable	57.0	50.3
Average days in Trade accounts payable	57.0	59.8

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the continued impacts of the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories.
(3)	Average operating working capital excluding Fori would have been 18.6% as a percent of Net sales.

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

Debt

At December 31, 2022 and 2021, the total amount of debt outstanding was $1,203,879 and $769,819, respectively, while the fair value of long-term debt, including the current portion, was approximately $1,009,020 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,121,435 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The Notes each have an aggregate principal amount of $350,000. Interest on the Notes are payable semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 11.4 years, respectively.

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2022, the Company was in compliance with all of its covenants and had $45,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $92,078. As of December 31, 2022, the Company was in compliance with all of its covenants and had $37,444 outstanding at December 31, 2022.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on Term SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori.

The agreement governing the Term Loan (the “Term Loan Credit Agreement”) contains representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Credit Agreement requires the Company to maintain a minimum consolidated fixed charges coverage ratio and maximum consolidated net leverage ratio. As of December 31, 2022, the Company was in compliance with all of its covenants.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

The following table presents the reconciliation of ROIC and Adjusted ROIC to net income:

Return on Invested Capital	2022	2021
Net income as reported	$472,224	$276,466
Plus: Interest expense (after-tax)	23,276	17,794
Less: Interest income (after-tax)	1,202	1,172
Net operating profit after taxes	$494,298	$293,088
Special items:
Rationalization and asset impairment charges	11,788	9,827
Acquisition transaction costs	6,003	1,923
Pension settlement net charges	(4,273)	126,502
Amortization of step up in value of acquired inventories	1,106	5,804
Tax effect of Special items (1)	(1,192)	(47,188)
Adjusted net operating profit after taxes	$507,730	$389,956

Invested Capital
Short-term debt	$93,483	$52,730
Long-term debt, less current portion	1,110,396	717,089
Total debt	1,203,879	769,819
Total equity	1,034,041	863,909
Invested capital	$2,237,920	$1,633,728

Return on invested capital as reported (2)	22.1%	17.9%
Adjusted return on invested capital (2)	22.7%	23.9%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rate reflects the taxable jurisdiction and nature of each Special item.

(2)	Return on invested capital and Adjusted return on invested capital excluding Fori would have been 27.9% and 28.6%, respectively.

Contractual and Other Obligations

The Company’s cash requirements for contractual and other obligations as of December 31, 2022 are as follows:

	Payments Due By Period
			2024 to	2026 to	2028 and
	Total	2023	2025	2027	Beyond
Long-term debt, including current portion (Note 9)	$1,118,336	$11,039	$507,297	$—	$600,000
Interest on long-term debt (Note 9)	345,782	45,448	88,157	39,970	172,207
Amounts due banks (Note 9)	82,444	82,444	—	—	—
Operating leases (Note 17)	51,798	11,342	16,588	9,310	14,558
Purchase commitments (1)	2,003,872	1,999,751	3,579	355	187
Transition Tax (2)	11,459	—	11,459	—	—
Total	$3,613,691	$2,150,024	$627,080	$49,635	$786,952

(1)	Purchase commitments include contractual obligations for raw materials and services.
(2)	Federal income taxes on the Company’s transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2017 overpayments and foreign tax credits.

As of December 31, 2022, there were $17,424 of tax liabilities related to unrecognized tax benefits and a $39,090 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur.

Stock-Based Compensation

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2022, there were 1,381,427 common shares available for future grant under all plans.

Under these plans, options, restricted shares and restricted stock units granted were 284,946 in 2022 and 313,547 in 2021. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2022 and 2021.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2022 and 2021 was $25,276 and $23,787, respectively, with a related tax benefit of $6,363 and $5,988, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units was $17,610, which is expected to be recognized over a weighted average period of approximately 1.3 years.

The aggregate intrinsic value of options outstanding and exercisable, which would have been received by the optionees, had all awards been exercised at December 31, 2022 was $58,282 and $49,024, respectively. The total intrinsic value of awards exercised during 2022 and 2021 was $7,082 and $20,442, respectively.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2022. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can be affected by changes in applicable tax law, regulations, tax rulings or such other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 13 to the consolidated financial statements for further discussion of uncertain income tax positions.

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

At December 31, 2022, the Company had approximately $142,430 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2022, a valuation allowance of $44,627 was recorded against certain deferred tax assets based on this assessment. The

Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

A significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 4.3% at December 31, 2022 and 1.8% at December 31, 2021. A 10 basis point change in the discount rate would not have a significant impact to pension expense.

The Company’s defined benefit plan (income) expense was $(2,280) and $124,929 in 2022 and 2021, respectively. Pension expense includes $367 and $126,013 in settlement charges in 2022 and 2021, respectively. The Company’s defined contribution plan expense was $29,569 and $26,281 in 2022 and 2021, respectively. The Company expects total 2023 expense related to retirement plans to increase by a range of approximately $500 to $1,500, excluding settlement charges. Refer to Note 11 to the consolidated financial statements for additional information.

The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $3,759 as of December 31, 2022 and $16,173 as of December 31, 2021. The decrease is primarily the result of a pension plan termination described below.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied and received a determination letter. During 2021, pension obligations were distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract in October 2021. The lump sum payments and annuity purchase resulted in pre-tax settlement charges of $126,056 in the twelve months ended December 31, 2021. The remaining surplus assets of $68,458 at December 31, 2021 were transferred to a suspense account in January 2022 and are being used to fund employer matching contributions in a qualified employee savings plan. The surplus assets as of December 31, 2022 were $56,418 and are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 38% and 36% of total inventories at December 31, 2022 and 2021, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $133,909 at December 31, 2022 and $114,176 at December 31, 2021.

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

The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is only required if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The Company may also perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions or changes to the reporting unit warrant a refresh of the baseline used in a qualitative test. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates and royalty rates). Acquired inventories are marked to fair value. For certain items, the pre-acquisition carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2022, a 10% change in pricing of commodity contracts and a 100 basis point increase in effective interest rates at December 31, 2022. The derivative, borrowing and investment arrangements in effect at December 31, 2022 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2022, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2022 was $66,296. At December 31, 2022, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $284.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2022 was $380,443. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $12,936 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements. The Company also has a foreign currency forward contract hedge designated as a net investment hedge with a notional dollar amount of $88,843 at December 31, 2022. At December 31, 2022, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $8,758.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The notional amount of these contracts was 875,000 pounds at December 31, 2022. At December 31, 2022, a hypothetical 10% change in the price would have resulted in an increase or decrease to the value of the contracts by $319.

Interest Rate Risk

In anticipation of future debt issuance associated with the Notes referenced in Note 9 to the consolidated financial statements, the Company has interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The gross notional dollar value of these contracts was $100,000 at December 31, 2022. At December 31, 2022, a hypothetical 100 basis point increase to effective interest rates would have changed Accumulated other comprehensive income (loss) by $7,584. At December 31, 2022, a hypothetical 100 basis point increase to variable interest rates would have changed Interest expense by approximately $5,600.

The fair value of the Company’s cash and cash equivalents at December 31, 2022 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

During 2022, the Company completed the acquisition of Fori. Fori’s assets are included in the Company’s Consolidated Balance Sheet from the date of the acquisition and constituted approximately 14.6% of total assets as of December 31, 2022. As permitted by guidance issued by the Securities and Exchange Commission, the Company has elected to exclude Fori from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In December 2022, the Company acquired Fori. The acquired business operated under its own set of systems and internal controls and the Company is currently maintaining those systems and much of that control environment until it is able to incorporate its processes into the Company’s own systems and control environment. The Company expects to complete the incorporation of the acquired business’ operations into the Company’s systems and control environment in 2023.

Except for changes in connection with the Company’s acquisition of Fori business noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2023 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2022.

Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2023 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2023 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2023 proxy statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2023 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2023 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following reports and consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets – December 31, 2022 and 2021

Consolidated Statements of Equity – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020

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
3.1

Amended and Restated Articles of Incorporation of Lincoln Electric Holdings, Inc., as amended on October 19, 2021 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 22, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

3.2

Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc., as amended on February 15, 2023 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 17, 2023, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

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

10.2

Credit Agreement, dated as of November 29, 2022, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and PNC Bank, National Association (filed as Exhibit 10.1 to form 8-K of Lincoln Electric Holdings, Inc. filed on December 1, 2022, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.12

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

10.13*

Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.14*

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

10.21*

The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed as Exhibit 10.20 to Form 10 K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2021, SEC File No. 0 1402, and incorporated herein by reference and made a part hereof).

10.22*

Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed as Exhibit 10.21 to Form 10 K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2021, SEC File No. 0 1402, and incorporated herein by reference and made a part hereof).

10.23*

Amendment No. 2 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 15, 2021 (filed as Exhibit 10.22 to Form 10 K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2021, SEC File No. 0 1402, and incorporated herein by reference and made a part hereof).

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

10.26*

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

10.30*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed as Exhibit 10.30 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.31*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
10.32*

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

10.39*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2022, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.45*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2022, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

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

10.49*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended March 31, 2022, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

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
February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher L. Mapes	/s/ Gabriel Bruno
Christopher L. Mapes,	Gabriel Bruno,
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 21, 2023	(principal financial and accounting officer)
February 21, 2023

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Brian D. Chambers, Director	Curtis E. Espeland, Director
February 21, 2023	February 21, 2023

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Patrick P. Goris, Director	Michael F. Hilton, Director
February 21, 2023	February 21, 2023

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Kathryn Jo Lincoln, Director	Phillip J. Mason, Director
February 21, 2023	February 21, 2023

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Ben P. Patel, Director	Hellene S. Runtagh, Director
February 21, 2023	February 21, 2023

/s/ Gabriel Bruno
Gabriel Bruno as
Attorney-in-Fact for
Kellye L. Walker, Director
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Goodwill impairment evaluation – Reporting Unit within International Welding Segment
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, at December 31, 2022, the Company’s total goodwill was $665.3 million, of that, $129.9 million relates to the International Welding segment. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment in the fourth quarter using the same date each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform a quantitative goodwill impairment test. The Company may perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions or changes to the reporting unit warrant a refresh of the baseline used in a qualitative test. The Company performed a quantitative assessment for a reporting unit within the International Welding segment and determined that the fair value of the reporting unit was in excess of the carrying value.

Auditing the annual goodwill impairment test for the aforementioned reporting unit under the quantitative assessment was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted average cost of capital and the terminal period revenue growth rate. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Company’s annual goodwill impairment test for the reporting unit within the International Welding segment, our audit procedures included, among others, assessing the valuation methodology, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. As it pertains to the terminal period revenue growth rate, we compared the significant assumptions used by management to third party industry data and economic trends, changes to the Company’s business model, customer base or product mix, as applicable. We involved valuation specialists to assist with our evaluation of the methodology applied and the reasonableness of certain assumptions selected by management, including, the weighted average cost of capital. Specifically, we evaluated the components of the weighted average cost of capital assumptions used by performing an independent corroborative analysis with involvement of valuation specialists. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.

Cleveland, OH
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fori Automation, LLC (Fori), which is included in the 2022 consolidated financial statements of the Company and constituted 14.6% of total assets as of December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fori.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 21, 2023

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales (Note 2)	$3,761,211	$3,234,180	$2,655,400
Cost of goods sold	2,480,451	2,165,575	1,784,059
Gross profit	1,280,760	1,068,605	871,341
Selling, general & administrative expenses	656,636	597,109	543,802
Rationalization and asset impairment charges (Note 7)	11,788	9,827	45,468
Operating income	612,336	461,669	282,071
Interest expense, net	29,500	22,214	21,973
Other income (expense) (Note 12)	9,991	(114,457)	3,942
Income before income taxes	592,827	324,998	264,040
Income taxes (Note 13)	120,603	48,418	57,896
Net income including non-controlling interests	472,224	276,580	206,144
Non-controlling interests in subsidiaries’ income	—	114	29
Net income	$472,224	$276,466	$206,115

Basic earnings per share (Note 3)	$8.14	$4.66	$3.46
Diluted earnings per share (Note 3)	$8.04	$4.60	$3.42
Cash dividends declared per share	$2.32	$2.09	$1.98

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income including non-controlling interests	$472,224	$276,580	$206,144
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $3,099 in 2022; $1,523 in 2021; $605 in 2020	5,815	5,607	861
Defined pension plan activity, net of tax of $964 in 2022; $33,214 in 2021; $(10,622) in 2020	11,450	88,539	(31,224)
Currency translation adjustment	(35,084)	(49,745)	4,068
Other comprehensive (loss) income:	(17,819)	44,401	(26,295)
Comprehensive income	454,405	320,981	179,849
Comprehensive income (loss) attributable to non-controlling interests	94	(289)	74
Comprehensive income attributable to shareholders	$454,311	$321,270	$179,775

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$197,150	$192,958
Accounts receivable (less allowance for doubtful accounts of $12,556 in 2022; $11,105 in 2021)	541,529	429,074
Inventories (Note 16)	665,451	539,919
Other current assets	153,660	127,642
Total Current Assets	1,557,790	1,289,593
Property, plant and equipment, net (Note 1)	544,871	511,744
Intangibles, net (Note 5)	202,706	149,393
Goodwill (Note 5)	665,257	430,162
Deferred income taxes (Note 13)	22,811	18,318
Other assets	187,111	193,097
TOTAL ASSETS	$3,180,546	$2,592,307
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$82,444	$51,964
Trade accounts payable	352,079	330,230
Accrued employee compensation and benefits	109,369	108,562
Dividends payable	36,879	32,921
Other current liabilities	261,087	231,462
Current portion of long-term debt (Note 9)	11,039	766
Total Current Liabilities	852,897	755,905
Long-term debt, less current portion (Note 9)	1,110,396	717,089
Deferred income taxes (Note 13)	17,022	56,718
Other liabilities	166,190	198,686
Total Liabilities	2,146,505	1,728,398
Shareholders' Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 240,000,000 shares; issued - 98,581,434 shares in 2022 and 2021; outstanding - 57,623,539 shares in 2022 and 58,786,776 shares in 2021	9,858	9,858
Additional paid-in capital	481,857	451,268
Retained earnings	3,306,500	2,970,303
Accumulated other comprehensive loss (Note 8)	(275,299)	(257,386)
Treasury shares, at cost - 40,957,895 shares in 2022 and 39,794,658 shares in 2021	(2,488,776)	(2,309,941)
Total Shareholders' Equity	1,034,140	864,102
Non-controlling interests	(99)	(193)
Total Equity	1,034,041	863,909
TOTAL LIABILITIES AND TOTAL EQUITY	$3,180,546	$2,592,307

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
Net income				206,115			29	206,144
Unrecognized amounts from defined benefit pension plans, net of tax					(31,224)			(31,224)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					861			861
Currency translation adjustment					4,023		45	4,068
Cash dividends declared – $1.98 per share				(118,423)				(118,423)
Stock-based compensation activity	457		27,076			5,504		32,580
Purchase of shares for treasury	(1,408)					(113,455)		(113,455)
Other			(6,564)	(2,814)				(9,378)
Balance at December 31, 2020	59,641	9,858	409,958	2,821,359	(302,190)	(2,149,714)	979	790,250
Net income				276,466			114	276,580
Unrecognized amounts from defined benefit pension plans, net of tax					88,539			88,539
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,607			5,607
Currency translation adjustment					(49,342)		(403)	(49,745)
Cash dividends declared – $2.09 per share				(124,669)				(124,669)
Stock-based compensation activity	393		38,720			4,299		43,019
Purchase of shares for treasury	(1,247)					(164,526)		(164,526)
Other			2,590	(2,853)			(883)	(1,146)
Balance at December 31, 2021	58,787	9,858	451,268	2,970,303	(257,386)	(2,309,941)	(193)	863,909
Net income				472,224				472,224
Unrecognized amounts from defined benefit pension plans, net of tax					11,450			11,450
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,815			5,815
Currency translation adjustment					(35,178)		94	(35,084)
Cash dividends declared – $2.32 per share				(134,931)				(134,931)
Stock-based compensation activity	211		29,194			2,458		31,652
Purchase of shares for treasury	(1,374)					(181,293)		(181,293)
Other			1,395	(1,096)				299
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,299)	$(2,488,776)	$(99)	$1,034,041

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$472,224	$276,466	$206,115
Non-controlling interests in subsidiaries' income (loss)	—	114	29
Net income including non-controlling interests	472,224	276,580	206,144
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (gains) (Note 7)	8,100	(1,054)	21,835
Depreciation and amortization	78,059	81,146	80,492
Equity earnings in affiliates, net	80	(499)	(408)
Deferred income taxes (Note 13)	(48,207)	(28,556)	(2,948)
Stock-based compensation	25,267	23,787	15,388
Pension settlement charges	—	126,502	8,119
Other, net	11,902	(16,975)	(18,115)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(65,010)	(65,844)	3,582
(Increase) decrease in inventories	(81,188)	(154,347)	22,751
(Increase) decrease in other current assets	(18,297)	(23,913)	14,711
Increase (decrease) in trade accounts payable	16,852	82,394	(17,919)
(Decrease) increase in other current liabilities	(8,199)	68,292	22,310
Net change in other assets and liabilities	(8,197)	(2,450)	(4,580)
NET CASH PROVIDED BY OPERATING ACTIVITIES	383,386	365,063	351,362
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71,883)	(62,531)	(59,201)
Acquisition of businesses, net of cash acquired (Note 4)	(436,298)	(156,106)	—
Proceeds from sale of property, plant and equipment	3,331	6,781	7,667
Other investing activities	159	6,500	2,321
NET CASH USED BY INVESTING ACTIVITIES	(504,691)	(205,356)	(49,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	34,351	46,476	(31,760)
Proceeds from (payments on) long-term borrowings	405,444	(508)	—
Proceeds from exercise of stock options	6,385	19,232	17,192
Purchase of shares for treasury	(181,293)	(164,526)	(113,455)
Cash dividends paid to shareholders	(130,724)	(121,851)	(118,118)
Other financing activities	(438)	(763)	—
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	133,725	(221,940)	(246,141)
Effect of exchange rate changes on Cash and cash equivalents	(8,228)	(2,088)	1,708
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,192	(64,321)	57,716

Cash and cash equivalents at beginning of period	192,958	257,279	199,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197,150	$192,958	$257,279

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

The Company’s products include arc welding, brazing and soldering filler metals (consumables), arc welding equipment, plasma and oxyfuel cutting systems, wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing.

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales and Total assets as of December 31, 2022, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of Total equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts and translation adjustments are included in Net income. An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Turkish economy exceeded the three-year cumulative inflation rate of 100 percent during the second quarter of 2022. As a result, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules as of April 1, 2022. Under highly inflationary accounting, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar). Beginning April 1, 2022, the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. For the year ended December 31, 2022, this impact was not significant to the Company’s results.

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

Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $3,633, $1,332 and $4,229 in 2022, 2021 and 2020, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. At December 31, 2022 and 2021, approximately 38% and 36% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 16 to the consolidated financial statements for additional details.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $30,164 and $23,087 at December 31, 2022 and 2021, respectively.

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2022	2021
Land	$71,446	$67,897
Buildings	447,098	426,165
Machinery and equipment	916,870	885,718
	1,435,414	1,379,780
Less accumulated depreciation	890,543	868,036
Total	$544,871	$511,744

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

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets, including right-of-use assets and finite-lived intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 5, 7 and 17 to the consolidated financial statements for additional details.

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

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is only required if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The Company may also perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions or changes to the reporting unit warrant a refresh of the baseline used in a qualitative test. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Refer to Notes 11 and 15 to the consolidated financial statements for additional details.

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

Refer to Note 14 to the consolidated financial statements for additional details.

Research and Development

Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $63,207, $55,969 and $51,414 in 2022, 2021 and 2020, respectively.

Bonus

The Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of medical costs, are included in Selling, general & administrative expenses. Bonus costs were $159,281, $120,686 and $87,407 in 2022, 2021 and 2020, respectively.

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

The Company elects to treat any Global Intangible Low Taxed Income inclusion as a period expense in the year incurred.

Refer to Note 13 to the consolidated financial statements for additional details.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the pre-acquisition carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

New Accounting Pronouncements

The following section provides a description of new Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

The following ASUs were adopted as of January 1, 2022 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2022-06, Reference Rate Reform (Topic 848), issued December 2022.

The U.S. dollar LIBOR rates will no longer be published and regulators have identified alternative reference rates that are more observable or transparent-based and less susceptible to manipulation. This ASU provides optional relief in accounting for the impact of reference rate reform by deferring the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2022	2021	2020
Consumables	$2,183,019	$1,856,880	$1,509,509
Equipment	1,578,192	1,377,300	1,145,891
Net sales	$3,761,211	$3,234,180	$2,655,400

Consumable sales consist of brazing and soldering filler metals. Equipment sales consist of arc welding, welding accessories, arc welding equipment, wire feeding systems, fume control equipment, plasma and oxy-fuel cutting systems, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing. Consumable and Equipment products are sold within each of the Company’s operating segments.

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

At December 31, 2022, the Company recorded $78,756 related to advance customer payments and $34,771 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2021, the balances related to advance customer payments and billings in excess of revenue recognized were $72,047 and $40,450, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2022 and 2021, $35,252 and $25,300, respectively, related to these future customer receivables was included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$472,224	$276,466	$206,115
Denominator (shares in 000's):
Basic weighted average shares outstanding	58,030	59,309	59,633
Effect of dilutive securities - Stock options and awards	719	753	615
Diluted weighted average shares outstanding	58,749	60,062	60,248
Basic earnings per share	$8.14	$4.66	$3.46
Diluted earnings per share	$8.04	$4.60	$3.42

For the years ended December 31, 2022, 2021 and 2020, common shares subject to equity-based awards of 127,358, 2,949 and 615,302, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 – ACQUISITIONS

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $465,598 or $413,268 net of cash acquired. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori will extend the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. In 2022, Fori generated sales of approximately $200,000 (unaudited).

The acquisition of Fori has been accounted for as a business combination which requires the assets and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and may be revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, further information becomes available and additional analyses are performed. The Company does not expect any such revisions to have a material impact on the Company's preliminary purchase price allocation. The preliminary purchase price allocation is expected to be finalized within the allowable measurement period.

Assets Acquired and Liabilities Assumed	Preliminary Purchase Price Allocation
Cash and cash equivalents	$52,330
Accounts receivable	64,654
Inventory	63,304
Property, plant and equipment (1)	36,863
Intangible assets (2)	69,850
Accounts payable	17,996
Net other assets and liabilities (3)	196,593
Total purchase price consideration	$465,598
(1)

Property, plant and equipment acquired includes a number of manufacturing and distribution sites, including the related facilities, land and leased sites, and machinery and equipment for use in manufacturing operations.

(2)

Intangible asset balances of $22,000 and $18,700, respectively, were assigned to trade names and customer relationships (15 year weighted average useful life). Of the remaining amount, $24,900 was assigned to technology know-how (10 year weighted average useful life) and $4,250 was assigned to restrictive covenants (4 year weighted average life).

(3)	Consists primarily of goodwill of $237,445.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fori. A portion of the goodwill is deductible for tax purposes. See Note 5 for additional information about goodwill and other intangible assets.

Acquisition-related transaction costs totaled $6,003 in 2022. These costs were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income.

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired and accounted for as a business combination. In 2021, Kestra generated sales of approximately $15,000 (unaudited). Beginning March 1, 2022, the Company’s Consolidated Statements of Income include the results of Kestra, including Net sales of $17,602 through December 31, 2022 and the impact on net income for the year ended December 31, 2022 was not material. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadens the Company’s specialty alloys portfolio and services.

On July 28, 2021, the Company acquired 100% ownership of Overstreet-Hughes Company, Inc. and Shoals Tubular, Inc. (“FTP”). The net purchase price was $71,716, net of cash acquired and accounted for as a business combination. The Company recognized $346 in acquisition transaction costs in 2021 which were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. In 2020, FTP generated sales of approximately $50,000 (unaudited). Beginning July 28, 2021, the Company’s Consolidated Statements of Income include the results of FTP, including Net sales of $24,953 through December 31, 2021 and the impact on net income for the year ended December 31, 2021 was not material. FTP manufactures copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisition further differentiated The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates growth in this market.

On April 1, 2021, the Company acquired 100% ownership of Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman"), a division of the Zeman Group. The net purchase price was $84,390, net of cash acquired and accounted for as a business combination. The Company recognized $1,577 in acquisition transaction costs in 2021, which were expensed as incurred and are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. In 2020, Zeman generated sales of approximately $40,000 (unaudited). Beginning April 1, 2021, the Company’s Consolidated Statements of Income include the results of Zeman, including Net sales of $24,473 through December 31, 2021 and the impact on net income for the year ended December 31, 2021 was not material. Zeman, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expanded the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

The acquired companies discussed above are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions have not been presented.

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2022 and 2021 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2020	$279,810	$39,060	$16,723	$335,593
Additions and adjustments (1)	—	77,317	26,519	103,836
Foreign currency translation	173	(9,284)	(156)	(9,267)
Balance as of December 31, 2021	279,983	107,093	43,086	430,162
Additions and adjustments (2)	215,617	31,288	(159)	246,746
Foreign currency translation	(3,413)	(8,462)	224	(11,651)
Balance as of December 31, 2022	$492,187	$129,919	$43,151	$665,257

(1)	Additions to International Welding reflect goodwill recognized in the acquisition of Zeman in 2021. Additions to The Harris Products Group reflect goodwill recognized in the acquisition of FTP in 2021.
(2)	Additions to Americas Welding reflect goodwill recognized in the acquisition of Fori and Kestra in 2022. International Welding reflect goodwill recognized in the acquisition of Fori in 2022.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$15,963		$15,828
Intangible assets subject to amortization
Trademarks and trade names	$93,424	$47,969	$72,755	$44,623
Customer relationships	170,231	95,385	154,634	92,404
Patents	23,603	15,113	24,734	15,058
Other	112,404	54,452	83,223	49,696
Total intangible assets subject to amortization	$399,662	$212,919	$335,346	$201,781

During 2022, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average as follows:

	Year Ended December 31, 2022
	Purchase Price	Weighted
	Allocation	Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	$23,770	13
Customer relationships	24,243	13
Other	30,661	9
Total acquired intangible assets subject to amortization	$78,674

Aggregate amortization expense was $21,908, $21,155 and $20,363 for 2022, 2021 and 2020, respectively. During 2020 and 2022, the Company determined that for certain intangible assets, the carrying value of the assets exceeded the fair value resulting in an impairment. The Company recognized non-cash impairment charges of $1,018 and $45,468 in 2022 and 2020, respectively, which are recorded in Rationalization and asset impairment charges in the Company’s Consolidated Statements of Income. During 2022, the Company Estimated annual amortization expense for intangible assets for each of the next five years is $25,327 in 2023, $23,728 in 2024, $22,823 in 2025, $21,372 in 2026 and $19,302 in 2027.

NOTE 6 – SEGMENT INFORMATION

The Company’s primary business is the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.

The Company’s products include arc welding, brazing and soldering filler metals (consumables), arc welding equipment, plasma and oxyfuel cutting systems, wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing.

The Company has aligned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses, specialty gas equipment, as well as its retail business in the United States.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2022, 2021 and 2020 approximately 38%, 36% and 35%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

Financial information for the reportable segments follows:

			The Harris
	Americas	International	Products	Corporate /
	Welding (1)	Welding (2)	Group (3)	Eliminations (4)	Consolidated
For the Year Ended December 31, 2022
Net sales	$2,288,934	$954,281	$517,996	$—	$3,761,211
Inter-segment sales	122,019	31,503	11,040	(164,562)	—
Total	$2,410,953	$985,784	$529,036	$(164,562)	$3,761,211
Adjusted EBIT	$462,819	$120,157	$64,008	$(10,033)	$636,951
Special items charge (gain)	(3,060)	11,681	—	6,003	14,624
EBIT	$465,879	$108,476	$64,008	$(16,036)	$622,327
Interest income					1,607
Interest expense					(31,107)
Income before income taxes					$592,827

Total assets	$2,122,729	$994,905	$361,989	$(299,077)	$3,180,546
Equity investments in affiliates	5,101	—	—	—	5,101
Capital expenditures	43,003	17,955	10,925	—	71,883
Depreciation and amortization	47,291	20,949	9,819	—	78,059
For the Year Ended December 31, 2021
Net sales	$1,824,481	$948,125	$461,574	$—	$3,234,180
Inter-segment sales	140,650	26,331	8,096	(175,077)	—
Total	$1,965,131	$974,456	$469,670	$(175,077)	$3,234,180
Adjusted EBIT	$329,016	$106,208	$68,447	$(12,403)	$491,268
Special items charge (gain)	123,114	15,234	3,785	1,923	144,056
EBIT	$205,902	$90,974	$64,662	$(14,326)	$347,212
Interest income					1,567
Interest expense					(23,781)
Income before income taxes					$324,998

Total assets	$1,521,083	$938,061	$330,678	$(197,515)	$2,592,307
Equity investments in affiliates	5,181	—	—	—	5,181
Capital expenditures	37,717	16,916	7,898	—	62,531
Depreciation and amortization	49,510	24,998	6,795	(157)	81,146
For the Year Ended December 31, 2020
Net sales	$1,509,870	$786,809	$358,721	$—	$2,655,400
Inter-segment sales	109,378	18,494	7,034	(134,906)	—
Total	$1,619,248	$805,303	$365,755	$(134,906)	$2,655,400
Adjusted EBIT	$245,728	$44,979	$55,154	$(5,455)	$340,406
Special items charge	34,989	19,404	—	—	54,393
EBIT	$210,739	$25,575	$55,154	$(5,455)	$286,013
Interest income					1,986
Interest expense					(23,959)
Income before income taxes					$264,040

Total assets	$1,423,393	$807,407	$225,959	$(142,306)	$2,314,453
Equity investments in affiliates	4,682	—	—	—	4,682
Capital expenditures	30,811	21,819	6,571	—	59,201
Depreciation and amortization	51,744	23,859	4,982	(93)	80,492

(1)	2022 special items reflect Rationalization and asset impairment gains of $431, final settlement gains related to the termination of a pension plan of $3,735 and amortization of step up in value of acquired inventories of $1,106.

2021 special items reflect pension settlement charges of $123,091.

2020 special items reflect Rationalization and asset impairment charges of $26,870 and pension settlement charges of $8,119

(2)	2022 special items reflect Rationalization and asset impairment charges of $11,681.

2021 special items reflect Rationalization and asset impairment charges of $9,804, pension settlement charges of $446 and amortization of step up in value of acquired inventories of $4,984.

2020 special items reflect Rationalization and asset impairment charges of $18,598 and amortization of step up in value of acquired inventories of $806.

(3)	2021 special items reflect pension settlement charges of $2,965 and amortization of step up in value of acquired inventories of $820.
(4)	2022 special items reflect acquisition transaction and integration costs of $6,003 related acquisitions as discussed in Note 4 to the consolidated financial statements.

2021 special items reflect acquisition transaction and integration costs of $1,923 related acquisitions as discussed in Note 4 to the consolidated financial statements.

Export sales (excluding inter-company sales) from the United States were $173,033 in 2022, $149,110 in 2021 and $132,637 in 2020. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2022.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2022	2021	2020
Net sales:
United States	$2,128,457	$1,726,498	$1,431,859
Foreign countries	1,632,754	1,507,682	1,223,541
Total	$3,761,211	$3,234,180	$2,655,400

	December 31,
	2022	2021	2020
Property, plant and equipment, net:
United States	$267,654	$262,247	$247,931
Foreign countries	277,217	249,497	274,214
Eliminations	—	—	(53)
Total	$544,871	$511,744	$522,092

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

During 2020 and 2021, the Company initiated rationalization plans within the Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At December 31, 2022, liabilities of $2,207 for International Welding were recognized in Other current liabilities in the Company's Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded rationalization and asset impairment net charges of $11,788, $9,827 and $45,468 for the years ended December 31, 2022, 2021 and 2020, respectively, related to these plans. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

	International
	Welding	Consolidated
Balance at December 31, 2020	$13,597	$13,622
Payments and other adjustments	(21,488)	(21,513)
Charged to expense	10,881	10,881
Balance at December 31, 2021	$2,990	$2,990
Payments and other adjustments	(4,471)	(4,471)
Charged to expense	3,688	3,688
Balance at December 31, 2022	$2,207	$2,207

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Year Ended December 31, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	6,753		6,279		(49,342)	[3]	(36,310)
Amounts reclassified from AOCI	(1,146)	[1]	82,260	[2]	—		81,114
Net current-period other comprehensive income (loss)	5,607		88,539		(49,342)		44,804
Balance at December 31, 2021	$8,094		$(13,231)		$(252,249)		$(257,386)
Other comprehensive income (loss) before reclassification	7,866		13,911		(35,178)	[3,4]	(13,401)
Amounts reclassified from AOCI	(2,051)	[1]	(2,461)	[2]	—		(4,512)
Net current-period other comprehensive income (loss)	5,815		11,450		(35,178)		(17,913)
Balance at December 31, 2022	$13,909		$(1,781)		$(287,427)		$(275,299)

(1)	During 2022, this AOCI reclassification is a component of Net sales of $665 (net of tax of $297) and Cost of goods sold of $(1,386) (net of tax of $(351)); during 2021, the reclassification is a component of Net sales of $1,553 (net of tax of $671) and Cost of goods sold of $407 (net of tax of $179). Refer to Note 14 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $(476) and $46,609 during the years ended December 31, 2022 and 2021, respectively). Refer to Note 11 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income before reclassifications excludes $94 and $(403) attributable to Non-controlling interests in the years ended December 31, 2022 and 2021, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to the Consolidated Statements of Equity for additional details.

(4)	Includes a gain of $9,440 from derivatives designated as net investment hedges.

NOTE 9 – DEBT

At December 31, 2022 and 2021, debt consisted of the following:

	December 31,
	2022	2021
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,585 and $1,074 at December 31, 2022 and 2021, respectively)	$703,124	$704,313
Term Loan due through 2025	400,000	—
Other borrowings due through 2030, interest up to 16.0%	18,311	13,542
	1,121,435	717,855
Less current portion	11,039	766
Long-term debt, less current portion	1,110,396	717,089
Short-term debt
Amounts due banks, weighted average interest at 4.0% in 2022 and 1.8% in 2021	82,444	51,964
Current portion long-term debt	11,039	766
Total short-term debt	93,483	52,730
Total debt	$1,203,879	$769,819

At December 31, 2022 and 2021, the fair value of long-term debt, including the current portion, was approximately $1,009,020 and $776,655, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,121,435 and $717,855, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. Interest on the Notes is paid semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2022, the Company was in compliance with all of its debt covenants relating to the Notes.

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

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 11.4 years, respectively.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2022, the Company was in compliance with all of its covenants and had $45,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $92,078. As of December 31, 2022 the Company was in compliance with all of its covenants and had $37,444 outstanding at December 31, 2022.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2022, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori.

The agreement governing the Term Loan (the “Term Loan Credit Agreement”) contains representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Credit Agreement requires the Company to maintain a minimum consolidated fixed charges coverage ratio and maximum consolidated net leverage ratio. As of December 31, 2022, the Company was in compliance with all of its covenants.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2022 are $93,483 in 2023, $5 in 2024, $507,292 in 2025, $0 in 2026, $0 in 2027 and $600,000 thereafter. Total interest paid was $23,547 in 2022, $23,752 in 2021 and $26,332 in 2020. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 14 to the consolidated financial statements.

NOTE 10 – STOCK PLANS

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2022, there were 1,381,427 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	1,068,224	$86.28
Options granted	145,213	128.19
Options exercised	(94,234)	75.16
Options canceled	(591)	47.91
Options forfeited	(1,253)	89.63
Balance at end of year	1,117,359	93.31
Exercisable at end of year	800,353	84.22

Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2022. In 2022, all options issued were under the Employee Plan.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2022	2021	2020
Expected volatility	27.14%	28.01%	25.80%
Dividend yield	1.84%	2.17%	2.51%
Risk-free interest rate	1.94%	0.55%	1.41%
Expected option life (years)	4.7	4.7	4.6
Weighted average fair value per option granted during the year	$27.42	$21.70	$15.97

The following table summarizes non-vested stock options for the year ended December 31, 2022:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	341,253	$19.11
Granted	145,213	27.42
Vested	(167,616)	18.41
Canceled	(591)	15.91
Forfeited	(1,253)	15.97
Balance at end of year	317,006	13.93

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2022 was $58,282 and $49,024, respectively. The total intrinsic value of awards exercised during 2022, 2021 and 2020 was $7,082, $20,442 and $13,269, respectively. The total fair value of options that vested during 2022, 2021 and 2020 was $3,086, $2,983 and $3,564, respectively.

The following table summarizes information about awards outstanding as of December 31, 2022:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $49.99	—	$—	—	—	$—	—
$50.00 - $59.99	119,681	58.13	3.10	119,681	58.13	3.10
Over $60.00	997,678	97.53	6.30	680,672	88.80	5.40
	1,117,359		6.00	800,353		5.00

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2022 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	403,826	$98.65
Units granted	139,733	129.75
Units vested	(140,013)	91.70
Units forfeited	(12,474)	109.59
Balance at end of year	391,072	111.90

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 24,404 RSUs and PSUs to common shares in 2022 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2022, 130,674 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2022, 106,170 RSUs were issued under the Employee Plan and the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.2 years as of December 31, 2022.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2022, the Company issued 33,563 PSU’s and has 86,892 PSUs outstanding under the Employee Plan at a weighted average fair value of $110.93 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.1 years as of December 31, 2022.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2022, 2021 and 2020 was $25,276, $23,787 and $15,388, respectively. The related tax benefit for 2022, 2021 and 2020 was $6,363, $5,988 and $3,874, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $17,610, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. There were no shares purchased in 2022, 9,070 in 2021 and 13,667 in 2020.

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

Obligations and Funded Status

	December 31,
	2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$10,930	$164,005	$557,946	$190,141
Service cost	199	1,077	194	1,413
Interest cost	262	2,644	8,926	2,567
Plan participants' contributions	—	54	—	84
Acquisitions & other adjustments	2,689	(341)	—	(115)
Actuarial (gain) loss (1)	(4,706)	(30,229)	(7,774)	(10,759)
Benefits paid	—	(7,066)	(10,118)	(9,586)
Settlements/curtailments (2)	—	(398)	(538,244)	(4,466)
Currency translation	—	(11,257)	—	(5,274)
Benefit obligations at end of year	9,374	118,489	10,930	164,005

Change in plan assets
Fair value of plan assets at beginning of year	68,458	114,557	618,024	117,058
Actual return on plan assets	59	(16,319)	(2,058)	4,694
Employer contributions	—	1,634	—	2,097
Plan participants' contributions	—	54	—	84
Acquisitions & other adjustments	(68,517)	(195)	—	—
Benefits paid	—	(4,757)	(9,264)	(6,864)
Settlements (2)	—	—	(538,244)	(1,072)
Currency translation	—	(8,431)	—	(1,440)
Fair value of plan assets at end of year	—	86,543	68,458	114,557

Funded status at end of year	(9,374)	(31,946)	57,528	(49,448)
Unrecognized actuarial net loss	1,734	2,073	2,897	13,274
Unrecognized prior service cost	—	(73)	—	(23)
Unrecognized transition assets, net	—	25	—	25
Net amount recognized	$(7,640)	$(29,921)	$60,425	$(36,172)

(1)	Actuarial gains in 2022 were primarily the result of an increase in the Company’s pension plan discount rates.
(2)	Settlements in 2022 and 2021 resulting from lump sum pension payments and the purchase of a group annuity contract in October 2021 related to the termination of a pension plan.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2022 were $1,815, $(51) and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied and received a determination letter. During 2021, pension obligations were distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract in October 2021. The lump sum payments and annuity purchase resulted in pre-tax settlement charges of $126,056 in the twelve months ended December 31, 2021. The remaining surplus assets of $68,458 at December 31, 2021 were transferred to a suspense account in January 2022 and are being used to fund employer matching contributions in the Company’s Savings Plan. The surplus assets as of December 31, 2022 were $56,418 and are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	Pension plans	plans	pension plans
Prepaid pensions (1)	$—	$1,603	$68,458	$2,425
Accrued pension liability, current (2)	(2,403)	(523)	(690)	(2,546)
Accrued pension liability, long-term (3)	(6,971)	(33,026)	(10,240)	(49,327)
Accumulated other comprehensive loss, excluding tax effects	1,734	2,025	2,897	13,276
Net amount recognized in the balance sheets	$(7,640)	$(29,921)	$60,425	$(36,172)

(1)	Included in Other assets. In 2021, U.S. pension plans include $9,776 in Other current assets and $58,682 in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2022		2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$199	$1,077	$194	$1,413	$156	$3,140
Interest cost	262	2,644	8,926	2,567	14,670	2,755
Expected return on plan assets	—	(3,525)	(13,050)	(3,990)	(23,377)	(4,217)
Amortization of prior service cost	—	—	—	8	—	57
Amortization of net loss	132	299	1,966	882	1,346	1,986
Settlement and curtailment charges (gains) (1)	(3,735)	367	126,055	(42)	8,118	237
Defined benefit plans	$(3,142)	$862	$124,091	$838	$913	$3,958

(1)	Pension settlement net charges resulting from lump sum pension payments and the purchase of a group annuity contract in 2021.

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Projected benefit obligation	$9,331	$82,378	$10,886	$121,894
Accumulated benefit obligation	8,937	80,444	10,372	120,037
Fair value of plan assets	—	48,974	—	70,199

The total accumulated benefit obligation for all plans was $125,031 as of December 31, 2022 and $171,755 as of December 31, 2021.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S. pension	Non-U.S.
	Plans	pension plans
Estimated Payments
2023	$2,575	$7,173
2024	851	35,957
2025	1,160	7,196
2026	1,172	6,335
2027	1,147	5,684
2028 through 2032	5,546	31,065

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Discount Rate	5.8%	4.2%	2.5%	1.8%
Rate of increase in compensation	3.0%	3.7%	3.0%	3.1%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2022		2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Discount rate	2.5%	1.8%	2.2%	1.3%	3.4%	1.7%
Rate of increase in compensation	3.0%	3.1%	2.5%	2.7%	2.5%	2.6%
Expected return on plan assets	—	3.4%	3.0%	3.3%	4.0%	4.1%

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

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. Excluding the RAP plan assets, the target allocation for plan assets is 30% to 40% equity securities and 60% to 70% debt and other securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2022:

	Pension Plans' Assets at Fair Value as of December 31, 2022
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$16,694	$—	$—	$16,694
Fixed income securities (1)
Corporate debt and other obligations	—	4,912	—	4,912
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	64,937
Total investments at fair value	$16,694	$4,912	$—	$86,543

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2021:

	Pension Plans' Assets at Fair Value as of December 31, 2021
	Quoted Prices
	in Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$71,199	$—	$—	$71,199
Fixed income securities (1)
Corporate debt and other obligations	—	5,240	—	5,240
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	106,576
Total investments at fair value	$71,199	$5,240	$—	$183,015

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.
(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $253, $213 and

$1,225 in 2022, 2021 and 2020, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $7,339, $7,947 and $8,194 at December 31, 2022, 2021 and 2020, respectively.

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

The annual costs recognized for defined contribution plans were $29,569, $26,282 and $22,593 in 2022, 2021 and 2020, respectively.

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

NOTE 12 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Year Ended December 31,
	2022	2021	2020
Equity earnings in affiliates	$(153)	$499	$408
Other components of net periodic pension (cost) income (1)	3,556	(123,920)	(1,575)
Other income (expense)	6,588	8,964	5,109
Total Other income (expense)	$9,991	$(114,457)	$3,942

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 11 to the consolidated financial statements.

NOTE 13 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$359,760	$143,290	$179,650
Non-U.S.	233,067	181,708	84,390
Total	$592,827	$324,998	$264,040

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$88,974	$23,415	$30,091
Non-U.S.	55,664	44,828	18,020
State and local	24,423	10,298	8,770
	169,061	78,541	56,881
Deferred:
Federal	(38,462)	(21,538)	(1,898)
Non-U.S.	(3,281)	(4,488)	3,196
State and local	(6,715)	(4,097)	(283)
	(48,458)	(30,123)	1,015
Total	$120,603	$48,418	$57,896

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2022 were as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate applied to pre-tax income	$124,492	$68,250	$55,448
State and local income taxes, net of federal tax benefit	12,904	4,005	6,148
Excess tax benefits resulting from exercises of stock-based compensation	(2,500)	(4,681)	(2,471)
Resolution and settlements to uncertain tax positions	(350)	577	(4,146)
Foreign Derived Intangible Income Deduction	(13,356)	(2,197)	(1,267)
Foreign rate variance	5,020	2,131	85
Valuation allowances	(4,547)	(4,209)	4,753
Research and development credit	(6,800)	(5,300)	(4,400)
Pension plan termination adjustment	—	(14,711)	—
U.S. tax cost (benefit) of foreign source income	783	3,488	269
Other	4,957	1,065	3,477
Total	$120,603	$48,418	$57,896
Effective tax rate	20.3%	14.9%	21.9%

The 2022 effective tax rate was higher than 2021 primarily due to a change in the mix of earnings, as well as the impact of the 2021 pension plan termination.

Total income tax payments, net of refunds, were $151,818 in 2022, $87,288 in 2021 and $59,360 in 2020.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Tax loss and credit carry-forwards	$44,674	$46,967
Inventory	937	1,929
Other accruals	29,601	13,395
Research and development capitalization	26,982	—
Employee benefits	26,674	25,741
Pension obligations	6,218	9,760
Other	7,344	5,073
Deferred tax assets, gross	142,430	102,865
Valuation allowance	(44,627)	(51,983)
Deferred tax assets, net	97,803	50,882
Deferred tax liabilities:
Property, plant and equipment	40,198	40,422
Intangible assets	23,790	18,253
Inventory	3,846	3,716
Pension and other benefit liabilities	13,787	16,397
Other	10,393	10,494
Deferred tax liabilities	92,014	89,282
Total deferred taxes	$5,789	$(38,400)

At December 31, 2022, certain subsidiaries had net operating loss carry-forwards of approximately $6,995 that expire in various years from 2023 through 2036, plus $157,288 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2022, a valuation allowance of $44,627 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $75. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefits of $486 for the year ended December 31, 2022 and benefits of $485 for the year ended December 31, 2021 for interest and penalties. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $2,292 and $3,209, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2022	2021
Balance at beginning of year	$18,211	$17,596
Increase related to current year tax provisions	2,263	2,693
Increase/(decrease) related to prior years' tax positions	91	(17)
Decrease related to settlements with taxing authorities	(868)	—
Resolution of and other decreases in prior years' tax liabilities	(1,379)	(1,585)
Other	(895)	(476)
Balance at end of year	$17,423	$18,211

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14,504 at December 31, 2022 and $14,918 at December 31, 2021.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018. The Company is currently subject to various state audits and non-U.S. income tax audits. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for unrecognized tax benefits related to uncertain tax positions that may be challenged by local authorities and may not be fully sustained.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $1,279 in prior years’ unrecognized tax benefits in 2023.

NOTE 14 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2022.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2022. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $66,296 at December 31, 2022 and $72,630 at December 31, 2021.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at December 31, 2022 and 2021 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 875,000 pounds at December 31, 2022 that are qualified and designated as cash flow hedges.

Fair value hedges

Certain interest rate swap agreements are qualified and designated as fair value hedges. At December 31, 2022, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the year ended December 31, 2020, which resulted in a gain of $6,629 that is amortized to interest expense over the remaining life of the underlying debt.

Net investment hedges

The Company has held cross currency swaps that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $0 and $25,000, respectively, as of December 31, 2022 and 2021.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $88,843 at December 31, 2022.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $380,443 at December 31, 2022 and $301,685 at December 31, 2021.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2022				December 31, 2021
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,467	$738	$—	$—	$772	$535	$—	$—
Forward starting swap agreements	—	—	19,291	—	—	—	6,990	—
Net investment contracts	—	2,229	—	—	2,095	—	—	608
Commodity contracts	181	33	—	—	311	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	2,348	790	—	—	4,656	3,445	—	—
Total derivatives	$3,996	$3,790	$19,291	$—	$7,834	$3,980	$6,990	$608

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gain (loss)	2022	2021
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$4,805	$7,707

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	December 31, 2022	December 31, 2021
Foreign exchange contracts	$627	$284
Forward starting swap agreements	13,191	5,232
Net investment contracts	9,440	2,339
Commodity contracts	91	239

The Company expects a gain of $718 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2022	2021
Foreign exchange contracts	Sales	$962	$2,224
	Cost of goods sold	1,906	586
Commodity contracts	Cost of goods sold	(169)	—

NOTE 15 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2022 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,815	$—	$3,815	$—
Commodity contracts	181	—	181	—
Forward starting swap agreements	19,291	—	19,291	—
Pension surplus	56,418	56,418	—	—
Total assets	$79,705	$56,418	$23,287	$—
Liabilities:
Foreign exchange contracts	$1,528	$—	$1,528	$—
Net investment contracts	2,229	—	2,229	—
Commodity contracts	33	—	33	—
Deferred compensation	39,090	—	39,090	—
Total liabilities	$42,880	$—	$42,880	$—

The following table provides a summary of fair value assets and liabilities as of December 31, 2021 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,428	$—	$5,428	$—
Net investment contracts	2,095	—	2,095	—
Commodity Contracts	311	—	311	—
Forward starting swap agreements	6,990	—	6,990	—
Total assets	$14,824	$—	$14,824	$—
Liabilities:
Foreign exchange contracts	$3,980	$—	$3,980	$—
Net investment contracts	608	—	608	—
Deferred compensation	41,612	—	41,612	—
Total liabilities	$46,200	$—	$46,200	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements, forward starting swap agreements and cross currency swaps using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2022, there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at December 31, 2022.

The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2022 and December 31, 2021. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

NOTE 16 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2022	December 31, 2021
Raw materials	$181,076	$143,394
Work-in-process	164,778	97,834
Finished goods	319,597	298,691
Total	$665,451	$539,919

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31,

2022 and 2021, approximately 38% and 36% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $133,909 at December 31, 2022 and $114,176 at December 31, 2021.

NOTE 17 – LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2022	December 31, 2021
Right-of-use assets	Other assets	$44,810	$47,966

Current liabilities	Other current liabilities	$10,378	$10,218
Noncurrent liabilities	Other liabilities	35,945	38,960
Total lease liabilities		$46,323	$49,178

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $20,548, $21,630 and $23,499 in the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022 and 2021 was $12,036 and $15,723, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2022 and 2021 were $9,332 and $12,257, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2022
2023	$11,342
2024	9,911
2025	6,677
2026	5,417
2027	3,893
After 2027	14,558
Total lease payments	$51,798
Less: Imputed interest	5,475
Operating lease liabilities	$46,323

As of December 31, 2022 and 2021, the weighted average remaining lease term was 7.8 years and 8.6 years, respectively. As of December 31, 2022 and 2021, the weighted average discount rate used to determine the operating lease liability was 2.96% and 3.1%, respectively.

NOTE 18 – CONTINGENCIES

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	(Credited) to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2022	$11,105	$1,778	$598	$925	$12,556
Year Ended December 31, 2021	14,779	718	(2,491)	1,901	11,105
Year Ended December 31, 2020	16,002	1,391	(1,239)	1,375	14,779

Deferred tax asset valuation allowance:
Year Ended December 31, 2022	$55,619	$2,262	$(5,197)	$8,057	$44,627
Year Ended December 31, 2021	65,413	1,147	(3,873)	7,068	55,619
Year Ended December 31, 2020	71,546	9,606	(6,741)	8,998	65,413

(1)	Currency translation adjustment, reductions from restructuring and other adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks