Form 10-Q
period 2023-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2023-04-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧  No ☐

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of March 31, 2023 was 57,572,859.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosures About Market Risk		30
Item 4. Controls and Procedures		30

PART II. OTHER INFORMATION		32
Item 1. Legal Proceedings		32
Item 1A. Risk Factors		32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		32
Item 4. Mine Safety Disclosures		32
Item 5. Other Information		33
Item 6. Exhibits		33
Signatures		34

EX-10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association, dated March 8, 2023 (filed herewith).

EX-10.2*	Form of Stock Option Agreement for Executive Officers (filed herewith).
EX-10.3*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
EX-10.4*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales (Note 2)	$1,039,343	$925,448
Cost of goods sold	683,986	595,671
Gross profit	355,357	329,777
Selling, general & administrative expenses	190,116	166,686
Rationalization and asset impairment charges (Note 6)	877	1,885
Operating income	164,364	161,206
Interest expense, net	13,201	6,198
Other income (Note 11)	4,209	4,634
Income before income taxes	155,372	159,642
Income taxes (Note 12)	33,413	33,611
Net income including non-controlling interests	121,959	126,031
Non-controlling interests in subsidiaries’ income	28	1
Net income	$121,931	$126,030

Basic earnings per share (Note 3)	$2.12	$2.15
Diluted earnings per share (Note 3)	$2.09	$2.13
Cash dividends declared per share	$0.64	$0.56

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income including non-controlling interests	$121,959	$126,031
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $1,043 and $2,051 in the three months ended March 31, 2023 and 2022	9,131	5,355
Defined benefit pension plan activity, net of tax	560	107
Currency translation adjustment	14,772	(7,449)
Other comprehensive income (loss):	24,463	(1,987)
Comprehensive income	146,422	124,044
Comprehensive income attributable to non-controlling interests	28	135
Comprehensive income attributable to shareholders	$146,394	$123,909

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2023	December 31, 2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$198,803	$197,150
Accounts receivable (less allowance for doubtful accounts of $12,902 in 2023; $12,556 in 2022)	573,467	541,529
Inventories (Note 8)	664,599	665,451
Other current assets	173,622	153,660
Total Current Assets	1,610,491	1,557,790
Property, plant and equipment (less accumulated depreciation of $911,957 in 2023; $890,543 in 2022)	553,409	544,871
Goodwill	679,385	665,257
Other assets	409,916	412,628
TOTAL ASSETS	$3,253,201	$3,180,546
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$49,340	$93,483
Trade accounts payable	361,236	352,079
Accrued employee compensation and benefits	109,525	109,369
Other current liabilities	315,838	297,966
Total Current Liabilities	835,939	852,897
Long-term debt, less current portion (Note 10)	1,110,626	1,110,396
Other liabilities	181,400	183,212
Total Liabilities	2,127,965	2,146,505
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	498,023	481,857
Retained earnings	3,387,543	3,306,500
Accumulated other comprehensive loss	(250,836)	(275,299)
Treasury Shares	(2,519,299)	(2,488,776)
Total Shareholders' Equity	1,125,289	1,034,140
Non-controlling interests	(53)	(99)
Total Equity	1,125,236	1,034,041
TOTAL LIABILITIES AND TOTAL EQUITY	$3,253,201	$3,180,546

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,299)	$(2,488,776)	$(99)	$1,034,041
Net income				121,931			28	121,959
Unrecognized amounts from defined benefit pension plans, net of tax					560			560
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					9,131			9,131
Currency translation adjustment					14,772			14,772
Cash dividends declared - $0.64 per share				(36,971)				(36,971)
Stock-based compensation activity	143		12,475			1,635		14,110
Purchase of shares for treasury	(194)					(32,158)		(32,158)
Other			3,691	(3,917)			18	(208)
Balance at March 31, 2023	57,573	$9,858	$498,023	$3,387,543	$(250,836)	$(2,519,299)	$(53)	$1,125,236

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,386)	$(2,309,941)	$(193)	$863,909
Net income				126,030			1	126,031
Unrecognized amounts from defined benefit pension plans, net of tax					107			107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355			5,355
Currency translation adjustment					(7,583)		134	(7,449)
Cash dividends declared – $0.56 per share				(32,505)				(32,505)
Stock-based compensation activity	116		10,834			1,349		12,183
Purchase of shares for treasury	(805)					(104,579)		(104,579)
Other			115	(107)				8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,507)	$(2,413,171)	$(58)	$863,060

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,931	$126,030
Non-controlling interests in subsidiaries' income	28	1
Net income including non-controlling interests	121,959	126,031
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	—	1,188
Depreciation and amortization	21,295	19,891
Equity earnings in affiliates, net	(188)	(113)
Deferred income taxes	(7,019)	(18,207)
Stock-based compensation	11,634	11,148
Other, net	(1,957)	(162)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(27,664)	(86,120)
Decrease (increase) in inventories	5,881	(55,407)
Increase in other current assets	(16,587)	(25,152)
Increase in trade accounts payable	6,841	39,284
Increase in other current liabilities	10,505	32,116
Net change in other assets and liabilities	(769)	(1,407)
NET CASH PROVIDED BY OPERATING ACTIVITIES	123,931	43,090
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,787)	(18,672)
Acquisition of businesses, net of cash acquired	—	(22,013)
Proceeds from sale of property, plant and equipment	3,314	569
Purchase of marketable securities	(576)	—
NET CASH USED BY INVESTING ACTIVITIES	(16,049)	(40,116)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(43,940)	98,408
Payments on long-term borrowings	(111)	(2,100)
Proceeds from exercise of stock options	2,476	1,035
Purchase of shares for treasury	(32,158)	(104,579)
Cash dividends paid to shareholders	(37,583)	(33,361)
NET CASH USED BY FINANCING ACTIVITIES	(111,316)	(40,597)
Effect of exchange rate changes on Cash and cash equivalents	5,087	(962)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,653	(38,585)

Cash and cash equivalents at beginning of period	197,150	192,958
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,803	$154,373

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The accompanying Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Turkey – Highly Inflationary Economy

Effective April 1, 2022, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules. As a result, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar) and the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. As of March 31, 2023, this impact was not significant to the Company’s results.

Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to April 27, 2023, the filing date of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements:

This section provides a description of new accounting pronouncements (“Accounting Standards Update” or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to the Company.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following ASUs were adopted as of January 1, 2023:

Standard	Description
ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance program, including key terms, amount outstanding, assets pledged, as applicable, and presentation on the balance sheet. Refer to Note 15 for the impacts on the Company’s consolidated financial statements.

ASU No. 2021-08, Business Combinations (Subtopic 805), issued October 2021.

Requires the acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company is currently evaluating the impact on its financial statements of the following ASU:

Standard	Description
ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance program, including a period-over-period balance roll forward. This requirement of the ASU is effective January 1, 2024 and should be applied prospectively.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2023	2022
Consumables	$569,684	$539,162
Equipment	469,659	386,286
Net sales	$1,039,343	$925,448

Consumable sales consist of welding, brazing and soldering filler metals. Equipment sales consist of arc welding, welding accessories, arc welding equipment, wire feeding systems, fume control equipment, plasma and oxy-fuel cutting systems, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing. Consumable and Equipment products are sold within each of the Company’s operating segments.

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

At March 31, 2023, the Company recorded $72,363 related to advance customer payments and $34,144 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2022, the balances related to advance customer payments and billings in excess of revenue recognized were $78,756 and $34,771, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2023 and December 31, 2022, the Company recorded $43,130 and $35,252, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$121,931	$126,030
Denominator (shares in 000's):
Basic weighted average shares outstanding	57,596	58,606
Effect of dilutive securities - Stock options and awards	821	666
Diluted weighted average shares outstanding	58,417	59,272
Basic earnings per share	$2.12	$2.15
Diluted earnings per share	$2.09	$2.13

For the three months ended March 31, 2023 and 2022, common shares subject to equity-based awards of 29,112 and 69,614, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $468,683, or $416,353 net of cash acquired, before final and customary adjustments. In 2022, the Company recognized $5,196 in acquisition costs related to Fori and were expensed as incurred. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori extends the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. In 2022, Fori generated sales of approximately $200,000 (unaudited). For the three months ended March 31, 2023, the Company’s Consolidated Statement of Income includes the results of Fori, including Net sales of $49,215 for the three months ended March 31, 2023, while net income for the period was not material.

The acquisition of Fori has been accounted for as a business combination which requires the assets and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and may be revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, further information becomes available and additional analyses are performed. The Company does not expect any such revisions to have a material impact on the Company's preliminary purchase price allocation. As of and for the three months ended March 31, 2023, these revisions did not have a material impact on the Consolidated Balance Sheets or Consolidated Statement of Income.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Assets acquired and liabilities assumed	Preliminary Purchase Price Allocation
Cash and cash equivalents	$52,330
Accounts receivable	64,439
Inventory	62,584
Property, plant and equipment (1)	36,863
Intangible assets (2)	69,928
Accounts payable	17,996
Net other assets and liabilities (3)	200,535
Total purchase price consideration	$468,683

(1)

Property, plant and equipment acquired includes a number of manufacturing and distribution sites, including the related facilities, land and leased sites, and machinery and equipment for use in manufacturing operations.

(2)

Intangible asset balances of $22,000 and $18,778, respectively, were assigned to trade names and customer relationships (15 year weighted average useful life). Of the remaining amount, $24,900 was assigned to technology know-how (10 year weighted average useful life) and $4,250 was assigned to restrictive covenants (4 year weighted average life).

(3)	Consists primarily of goodwill of $245,749.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fori. A portion of the goodwill is deductible for tax purposes.

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired and accounted for as a business combination. In 2022, the Company recognized $365 in acquisition costs related to Kestra and were expensed as incurred. In 2021, Kestra generated sales of approximately $15,000 (unaudited). Beginning March 1, 2022, the Company’s Consolidated Statements of Income include the results of Kestra, including Net sales of $17,602 through December 31, 2022 and the impact on net income for the year ended December 31, 2022 was not material. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadens the Company’s specialty alloys portfolio and services.

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

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended March 31, 2023
Net sales	$658,645	$252,416	$128,282	$—	$1,039,343
Inter-segment sales	32,318	6,753	2,897	(41,968)	—
Total	$690,963	$259,169	$131,179	$(41,968)	$1,039,343
Adjusted EBIT	$132,453	$29,598	$18,983	$(9,374)	$171,660
Special items charge (gain) (1)	2,785	302	—	—	3,087
EBIT	$129,668	$29,296	$18,983	$(9,374)	$168,573
Interest income					854
Interest expense					(14,055)
Income before income taxes					$155,372

Three Months Ended March 31, 2022
Net sales	$534,055	$258,041	$133,352	$—	$925,448
Inter-segment sales	28,156	6,228	3,062	(37,446)	—
Total	$562,211	$264,269	$136,414	$(37,446)	$925,448
Adjusted EBIT	$111,568	$37,087	$19,598	$(4,801)	$163,452
Special items charge (gain) (2)	(3,735)	1,347	—	—	(2,388)
EBIT	$115,303	$35,740	$19,598	$(4,801)	$165,840
Interest income					376
Interest expense					(6,574)
Income before income taxes					$159,642

(1)	In the three months ended March 31, 2023, special items include amortization of step up in value of acquired inventories of $2,785 and $1,071 in Americas and International Welding, respectively, Rationalization and asset impairment net charges of $877 in International Welding and a gain on disposal of $1,646 in International Welding.
(2)	In the three months ended March 31, 2022, special items reflect Rationalization charges of $1,885 in International Welding and the final settlement related to the termination of a pension plan of $3,735 in Americas Welding.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At March 31, 2023, liabilities of $1,606 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded Rationalization and asset impairment net charges of $877 and charges of $1,885 in the three months ended March 31, 2023 and 2022, respectively. The charges are primarily related to restructuring activities.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2023:

Consolidated
Balance at December 31, 2022	$2,207
Payments and other adjustments	(1,478)
Charged to expense	877
Balance at March 31, 2023	$1,606

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended March 31, 2023
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2022	$13,909		$(1,781)	$(287,427)		$(275,299)
Other comprehensive income before reclassification	10,134		—	14,772	[2]	24,906
Amounts reclassified from AOCI	(1,003)	[1]	560	—		(443)
Net current-period other comprehensive income	9,131		560	14,772		24,463
Balance at March 31, 2023	$23,040		$(1,221)	$(272,655)	[3]	$(250,836)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Three Months Ended March 31, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)	$(252,249)		$(257,386)
Other comprehensive income (loss) before reclassification	5,849		—	(7,583)	[2]	(1,734)
Amounts reclassified from AOCI	(494)	[1]	107	—		(387)
Net current-period other comprehensive income (loss)	5,355		107	(7,583)		(2,121)
Balance at March 31, 2022	$13,449		$(13,124)	$(259,832)		$(259,507)

(1)	During the three months ended March 31, 2023, the AOCI reclassification is a component of Net sales of $864 (net of tax of $342) and Cost of goods sold of $(139) (net of tax of $(43)); during the three months ended March 31, 2022, the reclassification is a component of Net sales of $132 (net of tax of $48) and Cost of goods sold of $(362) (net of tax of $(93)). See Note 13 to the consolidated financial statements for additional details.
(2)	The Other comprehensive income (loss) before reclassifications excludes $0 and $134 attributable to Non-controlling interests in the three months ended March 31, 2023 and 2022, respectively.
(3)	Includes a gain of $8,599 from derivatives as net investment hedges.

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2023	December 31, 2022
Raw materials	$179,287	$181,076
Work-in-process	163,128	164,778
Finished goods	322,184	319,597
Total	$664,599	$665,451

At March 31, 2023 and December 31, 2022, approximately 37% and 38%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $136,101 and $133,909 at March 31, 2023 and December 31, 2022, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2023	December 31, 2022
Right-of-use assets	Other assets	$46,549	$44,810

Current liabilities	Other current liabilities	$11,167	$10,378
Noncurrent liabilities	Other liabilities	36,615	35,945
Total lease liabilities		$47,782	$46,323

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,851 and $5,198 in the three months ended March 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 and 2022, respectively, were $3,145 and $3,187 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $3,896 and $2,737 during the three months ended March 31, 2023 and 2022, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2023
2023	$9,178
2024	10,910
2025	7,656
2026	6,287
2027	4,747
After 2027	14,510
Total lease payments	$53,288
Less: Imputed interest	5,506
Operating lease liabilities	$47,782

As of March 31, 2023, the weighted average remaining lease term is 7.6 years and the weighted average discount rate used to determine the operating lease liability is 3.0%.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2023, the Company was in compliance with all of its covenants and had $25,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $98,692. As of March 31, 2023, the Company was in compliance with all of its covenants and had $13,408 outstanding.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of March 31, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair Value of Debt

At March 31, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $1,033,063 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,121,558 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2023	2022
Equity earnings in affiliates	$188	$113
Other components of net periodic pension (cost) income (1)	(333)	3,848
Other income (expense) (2)	4,354	673
Total Other income (expense)	$4,209	$4,634

(1)	In 2022, Other components of net periodic pension (cost) income includes pension settlements and curtailments.
(2)	In 2023, Other income (expense) includes a gain on asset disposal of $1,646.

NOTE 12 — INCOME TAXES

The Company recognized $33,413 of tax expense on pretax income of $155,372, resulting in an effective income tax rate of 21.5% for the three months ended March 31, 2023. The effective income tax rate was 21.1% for the three months ended March 31, 2022.

The effective tax rate was slightly higher for the three months ended March 31, 2023, as compared with the same period in 2022, primarily due to the geographic mix of earnings and discrete tax items.

As of March 31, 2023, the Company had $16,226 of unrecognized tax benefits. If recognized, approximately $13,217 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,287 in previously unrecognized tax benefits by the end of the first quarter 2024.

NOTE 13 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2023 and 2022.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2023. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $65,779 at March 31, 2023 and $66,296 at December 31, 2022.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at March 31, 2023 and December 31, 2022 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 300,000 pounds and 875,000 pounds at March 31, 2023 and December 31, 2022, respectively, which are qualified and designated as cash flow hedges.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. The interest rate swaps will effectively convert the interest rate on $150,000 of the Term Loan discussed in Note 10 from a variable rate based on one-month SOFR to a fixed rate.

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $90,105 at March 31, 2023 and $88,843 at December 31, 2022.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $323,519 and $380,443 at March 31, 2023 and December 31, 2022, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2023				December 31, 2022
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$3,678	$618	$—	$—	$1,467	$738	$—	$—
Interest rate swap agreements	—	—	877	—	—	—	—	—
Forward starting swap agreements	—	—	17,651	—	—	—	19,291	—
Net investment contracts	—	2,947	—	—	—	2,229	—	—
Commodity contracts	155	—	—	—	181	33	—	—
Not designated as hedging instruments:
Foreign exchange contracts	5,378	536	—	—	2,348	790	—	—
Total derivatives	$9,211	$4,101	$18,528	$—	$3,996	$3,790	$19,291	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2023	2022
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$6,690	$1,897

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain recognized in AOCI, net of tax	March 31, 2023	December 31, 2022
Foreign exchange contracts	$1,769	$627
Interest rate swap agreements	656	—
Forward starting swap agreements	11,950	13,191
Net investment contracts	8,599	9,440
Commodity Contracts	66	91

The Company expects a gain of $1,835 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2023	2022
Foreign exchange contracts	Sales	$1,206	$180
	Cost of goods sold	3	(455)
Commodity contracts	Cost of goods sold	179	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 - FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2023, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$9,056	$—	$9,056	$—
Commodity contracts	155	—	155	—
Interest rate swap agreements	877	—	877	—
Forward starting swap agreements	17,651	—	17,651	—
Pension surplus	54,085	54,085	—	—
Total assets	$81,824	$54,085	$27,739	$—
Liabilities:
Foreign exchange contracts	$1,154	$—	$1,154	$—
Net investment contracts	2,947	—	2,947	—
Deferred compensation	38,547	—	38,547	—
Total liabilities	$42,648	$—	$42,648	$—

The following table provides a summary of assets and liabilities as of December 31, 2022, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,815	$—	$3,815	$—
Commodity contracts	181	—	181	—
Forward starting swap agreements	19,291	—	19,291	—
Pension Surplus	56,418	56,418	—	—
Total assets	$79,705	$56,418	$23,287	$—
Liabilities:
Foreign exchange contracts	$1,528	$—	$1,528	$—
Net investment contracts	2,229	—	2,229	—
Commodity contracts	33	—	33	—
Deferred compensation	39,090	—	39,090	—
Total liabilities	$42,880	$—	$42,880	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, swap agreements, net investment contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2023 and December 31, 2022.

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at March 31, 2023.

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

NOTE 15 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At March 31, 2023 and December 31, 2022, Accounts payable included $27,535 and $33,475, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations. The Company funded the transaction with available cash on hand and a $400,000 senior unsecured term loan. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The Fori acquisition will extend the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales (Note 2)	$1,039,343		$925,448		$113,895	12.3%
Cost of goods sold	683,986		595,671		(88,315)	(14.8)%
Gross profit	355,357	34.2%	329,777	35.6%	25,580	7.8%
Selling, general & administrative expenses	190,116	18.3%	166,686	18.0%	(23,430)	(14.1)%
Rationalization and asset impairment charges (Note 6)	877	0.1%	1,885	0.2%	1,008	53.5%
Operating income	164,364	15.8%	161,206	17.4%	3,158	2.0%
Interest expense, net	13,201		6,198		(7,003)	(113.0)%
Other income (Note 11)	4,209		4,634		(425)	(9.2)%
Income before income taxes	155,372	14.9%	159,642	17.3%	(4,270)	(2.7)%
Income taxes (Note 12)	33,413		33,611		198	0.6%
Effective tax rate (Note 12)	21.5%		21.1%		(0.4)%
Net income including non-controlling interests	121,959		126,031		(4,072)	(3.2)%
Non-controlling interests in subsidiaries' income	28		1		27	-
Net income	$121,931	11.7%	$126,030	13.6%	$(4,099)	(3.3)%
Diluted earnings per share (Note 3)	$2.09		$2.13		$(0.04)	(1.9)%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$925,448	$38,976	$52,605	$40,133	$(17,819)	$1,039,343
% Change
Lincoln Electric Holdings, Inc.		4.2%	5.7%	4.3%	(1.9)%	12.3%

Net sales increased in the three months ended March 31, 2023 driven by higher demand levels, increased product pricing as a result of higher input costs and the impact of acquisitions, partially offset by unfavorable foreign exchange.

Gross Profit:

Gross profit for the three months ended March 31, 2023 increased 7.8% driven by higher volumes offset by acquisitions and challenging prior year comparisons. Last-in, first-out (“LIFO”) charges were $2,191 in the three months ended March 31, 2023, as compared with charges of $6,888 in the same 2022 period.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three months ended March 31, 2023 as compared to the same 2022 period, primarily due to acquisitions and higher employee-related costs.

Income Taxes:

The effective tax rate was slightly higher for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to a change in the mix of earnings and discrete tax items.

Segment Results

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange (4)	2023
Operating Segments
Americas Welding	$534,055	$58,650	$45,249	$24,699	$(4,008)	$658,645
International Welding	258,041	(14,657)	7,356	14,869	(13,193)	252,416
The Harris Products Group	133,352	(5,017)	—	565	(618)	128,282

% Change
Americas Welding		11.0%	8.5%	4.6%	(0.8)%	23.3%
International Welding		(5.7)%	2.9%	5.8%	(5.1)%	(2.2)%
The Harris Products Group		(3.8)%	—	0.4%	(0.5)%	(3.8)%

(1)	Increase for the three months ended March 31, 2023 for Americas Welding due to higher volumes in all product groups. Decrease in International Welding due to challenging prior year comparisons. Decreases in The Harris Products Group due to lower retail volumes.
(2)	Increases for the three months ended March 31, 2023 were due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(3)	Increase for the three months ended March 31, 2023 for all segments reflects increased product pricing to offset higher input costs.
(4)	Decrease for the three months ended March 31, 2023 in International Welding primarily due to the Turkish Lira and Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$658,645	$534,055	$124,590	23.3%
Inter-segment sales	32,318	28,156	4,162	14.8%
Total Sales	$690,963	$562,211	128,752	22.9%
Adjusted EBIT (3)	$132,453	$111,568	20,885	18.7%
As a percent of total sales (1)	19.2%	19.8%		(0.6)%
International Welding:
Net sales	$252,416	$258,041	(5,625)	(2.2)%
Inter-segment sales	6,753	6,228	525	8.4%
Total Sales	$259,169	$264,269	(5,100)	(1.9)%
Adjusted EBIT (4)	$29,598	$37,087	(7,489)	(20.2)%
As a percent of total sales (2)	11.4%	14.0%		(2.6)%
The Harris Products Group:
Net sales	$128,282	$133,352	(5,070)	(3.8)%
Inter-segment sales	2,897	3,062	(165)	(5.4)%
Total Sales	$131,179	$136,414	(5,235)	(3.8)%
Adjusted EBIT	$18,983	$19,598	(615)	(3.1)%
As a percent of total sales	14.5%	14.4%		0.1%
Corporate / Eliminations:
Inter-segment sales	$(41,968)	$(37,446)	(4,522)	(12.1)%
Adjusted EBIT	(9,374)	(4,801)	(4,573)	(95.3)%
Consolidated:
Net sales	$1,039,343	$925,448	113,895	12.3%
Net income	$121,931	$126,030	(4,099)	(3.3)%
As a percent of total sales	11.7%	13.6%		(1.9)%
Adjusted EBIT (5)	$171,660	$163,452	8,208	5.0%
As a percent of sales	16.5%	17.7%		(1.2)%

(1)	Decrease for the three months ended March 31, 2023 as compared to March 31, 2022 primarily driven by acquisition impacts.
(2)	Decrease for the three months ended March 31, 2023 as compared to March 31, 2022 primarily driven by challenging prior year comparisons.
(3)	The three months ended March 31, 2023 exclude the amortization of the step up in value of acquired inventories of $2,785 as discussed in Note 4 to the consolidated financial statements. The three months ended March 31, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735.
(4)	The three months ended March 31, 2023 exclude Rationalization and asset impairment net charges of $877 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements, the amortization of the step up in value of acquired inventories of $1,071 as discussed in Note 4 to the consolidated financial statements and a gain on asset disposal of $1,646. The three months ended March 31, 2022 exclude Rationalization and asset impairment charges of $1,885 related to severance and gains or losses on the disposal of assets as disclosed in Note 6 to the consolidated financial statements.
(5)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share (“EPS”), Adjusted return on invested capital (“Adjusted ROIC”), Adjusted net operating profit after taxes, Cash conversion and Organic sales, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Operating income as reported	$164,364	$161,206
Special items (pre-tax):
Rationalization and asset impairment charges (1)	877	1,885
Amortization of step up in value of acquired inventories (2)	3,856	—
Adjusted operating income	$169,097	$163,091

Net income as reported	$121,931	$126,030
Special items:
Rationalization and asset impairment charges (1)	877	1,885
Pension settlement net gains (3)	—	(4,273)
Amortization of step up in value of acquired inventories (2)	3,856	—
Gains on asset disposal (4)	(1,646)	—
Tax effect of Special items (5)	(818)	1,041
Adjusted net income	124,200	124,683
Non-controlling interests in subsidiaries’ income (loss)	28	1
Interest expense, net	13,201	6,198
Income taxes as reported	33,413	33,611
Tax effect of Special items (5)	818	(1,041)
Adjusted EBIT	$171,660	$163,452
Effective tax rate as reported	21.5%	21.1%
Net special item tax impact	0.1%	(0.4)%
Adjusted effective tax rate	21.6%	20.7%
Diluted earnings per share as reported	$2.09	$2.13
Special items per share	0.04	(0.03)
Adjusted diluted earnings per share	$2.13	$2.10

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to the acquisition and are included in Cost of goods sold.
(3)	Pension net gains primarily due to the final settlement associated with the termination of a pension plan and are included in Other income (expense).
(4)	Gain on asset disposal and included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2023	2022	$ Change
Cash provided by operating activities (1)	$123,931	$43,090	$80,841
Cash used by investing activities (2)	(16,049)	(40,116)	24,067
Capital expenditures	(18,787)	(18,672)	(115)
Acquisition of businesses, net of cash acquired	—	(22,013)	22,013
Cash used by financing activities (3)	(111,316)	(40,597)	(70,719)
(Payments on) proceeds from short-term borrowings	(43,940)	98,408	(142,348)
Payments on long-term borrowings	(111)	(2,100)	1,989
Purchase of shares for treasury	(32,158)	(104,579)	72,421
Cash dividends paid to shareholders	(37,583)	(33,361)	(4,222)
Increase (decrease) in Cash and cash equivalents (4)	1,653	(38,585)	40,238

(1)	Cash provided by operating activities increased for the three months ended March 31, 2023, compared with the three months ended March 31, 2022 primarily due to improved working capital position.
(2)	Cash used by investing activities decreased for the three months ended March 31, 2023, compared with the three months ended March 31, 2022 primarily due to cash used in the acquisition of businesses in 2022. The Company currently anticipates capital expenditures of $80,000 to $100,000 in 2023. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the three months ended March 31, 2023, compared with the three months ended March 31, 2022 due to increased payments on short and long-term borrowings in 2023.
(4)	Cash and cash equivalents increased 0.8%, or $1,653, to $198,803 during the three months ended March 31, 2023, from $197,150 as of December 31, 2022. At March 31, 2023, $173,624 of Cash and cash equivalents was held by international subsidiaries.

In April 2023, the Company paid a cash dividend of $0.64 per share, or $36,847, to shareholders of record as of March 31, 2023.

Working Capital Ratios

	March 31, 2023	December 31, 2022	March 31, 2022
Average operating working capital to Net sales (1)	19.6%	20.9%	18.6%
Days sales in Inventories	122.4	132.5	126.6
Days sales in Accounts receivable	52.9	57.0	53.6
Average days in Trade accounts payable	53.9	57.0	63.6

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended March 31,
	2023	2022
Net income as reported	$468,125	$328,319
Plus: Interest expense (after-tax)	28,875	18,364
Less: Interest income (after-tax)	1,560	1,113
Net operating profit after taxes	$495,440	$345,570
Special items:
Rationalization and asset impairment charges	10,780	7,549
Acquisition transaction costs (1)	6,003	810
Pension settlement charges (2)	—	117,343
Amortization of step up in value of acquired inventories	4,962	5,804
Gain on asset disposal	(1,646)	—
Tax effect of Special items (3)	(3,051)	(44,586)
Adjusted net operating profit after taxes	$512,488	$432,490

Invested Capital	March 31, 2023	March 31, 2022
Short-term debt	$49,340	$150,560
Long-term debt, less current portion	1,110,626	715,032
Total debt	1,159,966	865,592
Total equity	1,125,236	863,060
Invested capital	$2,285,202	$1,728,652

Return on invested capital as reported	21.7%	20.0%
Adjusted return on invested capital	22.4%	25.0%

(1)	Related to acquisitions and are included in Selling, general & administrative expenses.

(2)	Related to lump sum pension payments due to the final settlement associated with the termination of a pension plan.
(3)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At March 31, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $1,033,063 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,121,558 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2023, the Company was in compliance with all of its covenants and had $25,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $98,692. As of March 31, 2023, the Company was in compliance with all of its covenants and had $13,408 outstanding.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 11.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of March 31, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as the impact of the Russia-Ukraine conflict, political unrest, acts of terror, natural disasters and pandemics, including the coronavirus disease (“COVID-19”) pandemic, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2022. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Except for changes in connection with the Company’s acquisition of Fori business noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2023, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,467 plaintiffs, which is a net decrease of 16 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,896 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2023 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
January 1 - 31, 2023	51,971	(1)	$154.15	51,892	8,852,434
February 1 - 28, 2023	66,257	(1)	172.23	44,631	8,807,803
March 1 - 31, 2023	75,595	(1)	168.47	56,411	8,751,392
Total	193,823		165.91	152,934

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 55 million shares at a cost of $2.5 billion for a weighted average cost of $44.89 per share through March 31,2023
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 1.2 million shares at a total cost of $170.3 million for a weighted average cost of $136.43 per share through March 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 21, 2023, contained a typographical error in the section entitled “Contractual and Other Obligations” solely related to the Purchase commitments line item. The correct balances should be: $126,039 Total, $123,087 for 2023, $2,011 for 2024 to 2025, $725 for 2026 to 2027 and $216 for 2028 and Beyond.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association, dated March 8, 2023 (filed herewith).

10.2*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.3*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.4*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
April 27, 2023