Form 10-Q
period 2023-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2023-07-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of June 30, 2023 was 57,412,573.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		36
Item 1. Legal Proceedings		36
Item 1A. Risk Factors		36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		36
Item 5. Other Information		37
Item 6. Exhibits		37
Signatures		38

10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
10.2*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.3*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.4*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales (Note 2)	$1,060,565	$969,589	$2,099,908	$1,895,037
Cost of goods sold	687,137	636,108	1,371,123	1,231,779
Gross profit	373,428	333,481	728,785	663,258
Selling, general & administrative expenses	192,748	166,792	382,864	333,478
Rationalization and asset impairment charges (Note 6)	2,667	(844)	3,544	1,041
Operating income	178,013	167,533	342,377	328,739
Interest expense, net	11,699	6,459	24,899	12,657
Other income (expense) (Note 11)	6,746	(1,133)	10,926	3,500
Income before income taxes	173,060	159,941	328,404	319,582
Income taxes (Note 12)	35,729	32,118	69,142	65,729
Net income	$137,331	$127,823	$259,262	$253,853

Basic earnings per share (Note 3)	$2.39	$2.20	$4.51	$4.35
Diluted earnings per share (Note 3)	$2.36	$2.18	$4.44	$4.30
Cash dividends declared per share	$0.64	$0.56	$1.28	$1.12

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$137,331	$127,823	$259,262	$253,853
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	(4,888)	8,950	4,243	14,305
Defined benefit pension plan activity, net of tax	(1,366)	(44)	(806)	63
Currency translation adjustment	20,957	(34,616)	35,775	(42,064)
Other comprehensive income (loss):	14,703	(25,710)	39,212	(27,696)
Comprehensive income	$152,034	$102,113	$298,474	$226,157

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2023	December 31, 2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$220,483	$197,150
Accounts receivable (less allowance for doubtful accounts of $12,170 in 2023; $12,556 in 2022)	570,294	541,529
Inventories (Note 8)	674,754	665,451
Other current assets	180,647	153,660
Total Current Assets	1,646,178	1,557,790
Property, plant and equipment (less accumulated depreciation of $929,890 in 2023; $890,543 in 2022)	563,180	544,871
Goodwill	692,457	665,257
Other assets	409,373	412,628
TOTAL ASSETS	$3,311,188	$3,180,546
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$10,406	$93,483
Trade accounts payable	358,160	352,079
Accrued employee compensation and benefits	159,173	109,369
Other current liabilities	283,023	297,966
Total Current Liabilities	810,762	852,897
Long-term debt, less current portion (Note 10)	1,103,898	1,110,396
Other liabilities	195,104	183,212
Total Liabilities	2,109,764	2,146,505
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	515,303	481,857
Retained earnings	3,483,127	3,306,500
Accumulated other comprehensive loss	(236,186)	(275,398)
Treasury Shares	(2,570,678)	(2,488,776)
Total Equity	1,201,424	1,034,041
TOTAL LIABILITIES AND TOTAL EQUITY	$3,311,188	$3,180,546

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,398)	$(2,488,776)	$1,034,041
Net income				121,931			121,931
Unrecognized amounts from defined benefit pension plans, net of tax					560		560
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					9,131		9,131
Currency translation adjustment					14,818		14,818
Cash dividends declared - $0.64 per share				(36,971)			(36,971)
Stock-based compensation activity	143		12,475			1,635	14,110
Purchase of shares for treasury	(194)					(32,158)	(32,158)
Other			3,691	(3,917)			(226)
Balance at March 31, 2023	57,573	$9,858	$498,023	$3,387,543	$(250,889)	$(2,519,299)	$1,125,236
Net income				137,331			137,331
Unrecognized amounts from defined benefit pension plans, net of tax					(1,366)		(1,366)
Unrealized (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(4,888)		(4,888)
Currency translation adjustment					20,957		20,957
Cash dividends declared – $0.64 per share				(36,917)			(36,917)
Stock-based compensation activity	152		12,818			1,697	14,515
Purchase of shares for treasury	(312)					(53,076)	(53,076)
Other			4,462	(4,830)			(368)
Balance at June 30, 2023	57,413	$9,858	$515,303	$3,483,127	$(236,186)	$(2,570,678)	$1,201,424

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,579)	$(2,309,941)	$863,909
Net income				126,030			126,030
Unrecognized amounts from defined benefit pension plans, net of tax					107		107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355		5,355
Currency translation adjustment					(7,448)		(7,448)
Cash dividends declared – $0.56 per share				(32,505)			(32,505)
Stock-based compensation activity	116		10,834			1,349	12,183
Purchase of shares for treasury	(805)					(104,579)	(104,579)
Other			115	(107)			8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,565)	$(2,413,171)	$863,060
Net income				127,823			127,823
Unrecognized amounts from defined benefit pension plans, net of tax					(44)		(44)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					8,950		8,950
Currency translation adjustment					(34,616)		(34,616)
Cash dividends declared – $0.56 per share				(32,698)			(32,698)
Stock-based compensation activity	15		5,428			146	5,574
Purchase of shares for treasury	(191)					(25,119)	(25,119)
Other			(2,021)	2,074			53
Balance at June 30, 2022	57,922	$9,858	$465,624	$3,160,920	$(285,275)	$(2,438,144)	$912,983

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,262	$253,853
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	1,134	(113)
Depreciation and amortization	43,212	39,759
Equity earnings in affiliates, net	(294)	(180)
Deferred income taxes	3,774	(21,772)
Stock-based compensation	16,615	16,340
Other, net	1,291	9,254
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(18,890)	(103,959)
Decrease (increase) in inventories	6,267	(112,594)
Increase in other current assets	(13,275)	(26,169)
Increase in trade accounts payable	1,566	44,252
Increase in other current liabilities	28,749	47,343
Net change in other assets and liabilities	(6,635)	(4,713)
NET CASH PROVIDED BY OPERATING ACTIVITIES	322,776	141,301
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40,552)	(34,602)
Acquisition of businesses, net of cash acquired	(32,657)	(22,095)
Proceeds from sale of property, plant and equipment	3,892	1,692
Purchase of marketable securities	(7,029)	—
NET CASH USED BY INVESTING ACTIVITIES	(76,346)	(55,005)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(72,224)	64,960
(Payments on) proceeds from long-term borrowings	(6,978)	6,869
Proceeds from exercise of stock options	12,010	1,417
Purchase of shares for treasury	(85,234)	(129,698)
Cash dividends paid to shareholders	(74,472)	(65,914)
NET CASH USED BY FINANCING ACTIVITIES	(226,898)	(122,366)
Effect of exchange rate changes on Cash and cash equivalents	3,801	(4,092)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,333	(40,162)

Cash and cash equivalents at beginning of period	197,150	192,958
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,483	$152,796

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation, none of which are material.

Turkey – Highly Inflationary Economy

Effective April 1, 2022, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules. As a result, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar) and the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. For the six months ended June 30, 2023, this impact was not significant to the Company’s results.

New Accounting Pronouncements:

This section provides a description of new accounting pronouncements (“Accounting Standards Updates” or “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to the Company.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consumables	$577,910	$568,855	$1,147,594	$1,108,017
Equipment	482,655	400,734	952,314	787,020
Net sales	$1,060,565	$969,589	$2,099,908	$1,895,037

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

At June 30, 2023, the Company recorded $85,321 related to advance customer payments and $48,235 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2022, the balances related to advance customer payments and billings in excess of revenue recognized were $78,756 and $34,771, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2023 and December 31, 2022, the Company recorded $49,310 and $35,252, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$137,331	$127,823	$259,262	$253,853
Denominator (shares in 000's):
Basic weighted average shares outstanding	57,479	58,016	57,537	58,311
Effect of dilutive securities - Stock options and awards	824	672	816	659
Diluted weighted average shares outstanding	58,303	58,688	58,353	58,970
Basic earnings per share	$2.39	$2.20	$4.51	$4.35
Diluted earnings per share	$2.36	$2.18	$4.44	$4.30

For the three months ended June 30, 2023 and 2022, common shares subject to equity-based awards of 76 and 62,987, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2023 and 2022, common shares subject to equity-based awards of 115 and 108,497, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On May 3, 2023, the Company acquired 100% ownership of Powermig Automação e Soldagem Ltda. (“Powermig”), a privately held automation engineering firm headquartered in Caxias do Sul, Rio Grande do Sul, in Brazil. The net purchase price was $29,572, net of cash acquired and it was accounted for as a business combination. In 2022, Powermig generated sales of approximately $15,000 (unaudited). Beginning May 3, 2023, the Company’s Consolidated Statement of Income includes the results of Powermig and was not material for the three months ended June 30, 2023. Powermig specializes in designing and engineering industrial welding automation solutions for the heavy industry and transportation sectors. The acquisition broadens the Company’s automation portfolio and capabilities.

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $468,683, or $416,353 net of cash acquired, before final and customary adjustments. In 2022, the Company recognized $5,196 in acquisition costs related to Fori and were expensed as incurred. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori extends the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. For the three and six months ended June 30, 2023, the Company’s Consolidated Statements of Income include the results of Fori, including Net Sales of $47,787 and $97,002, respectively, while net income for the period was not material.

The acquisition of Fori has been accounted for as a business combination which requires the assets and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and may be revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, further information becomes available and additional analyses are

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

performed. The Company does not expect any such revisions to have a material impact on the Company's preliminary purchase price allocation. As of and for the three and six months ended June 30, 2023, these revisions did not have a material impact on the Condensed Consolidated Balance Sheets or Consolidated Statement of Income.

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

(3)	Consists primarily of goodwill of $246,133.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fori. A portion of the goodwill is deductible for tax purposes.

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired and it was accounted for as a business combination. In 2022, the Company recognized $365 in acquisition costs related to Kestra and were expensed as incurred. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadens the Company’s specialty alloys portfolio and services.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended June 30, 2023
Net sales	$676,966	$253,403	$130,196	$—	$1,060,565
Inter-segment sales	30,850	8,292	2,867	(42,009)	—
Total	$707,816	$261,695	$133,063	$(42,009)	$1,060,565
Adjusted EBIT	$139,870	$33,774	$19,510	$(2,183)	$190,971
Special items charge (gain) (1)	2,957	3,255	—	—	6,212
EBIT	$136,913	$30,519	$19,510	$(2,183)	$184,759
Interest income					814
Interest expense					(12,513)
Income before income taxes					$173,060

Three Months Ended June 30, 2022
Net sales	$595,659	$236,629	$137,301	$—	$969,589
Inter-segment sales	29,031	9,527	2,866	(41,424)	—
Total	$624,690	$246,156	$140,167	$(41,424)	$969,589
Adjusted EBIT	$118,067	$35,009	$17,922	$(3,983)	$167,015
Special items charge (gain) (2)	461	154	—	—	615
EBIT	$117,606	$34,855	$17,922	$(3,983)	$166,400
Interest income					228
Interest expense					(6,687)
Income before income taxes					$159,941

Six Months Ended June 30, 2023
Net sales	$1,335,611	$505,819	$258,478	$—	$2,099,908
Inter-segment sales	63,168	15,045	5,764	(83,977)	—
Total	$1,398,779	$520,864	$264,242	$(83,977)	$2,099,908
Adjusted EBIT	$272,324	$63,371	$38,493	$(11,586)	$362,602
Special items charge (gain) (1)	5,742	3,557	—	—	9,299
EBIT	$266,582	$59,814	$38,493	$(11,586)	$353,303
Interest income					1,668
Interest expense					(26,567)
Income before income taxes					$328,404

Six Months Ended June 30, 2022
Net sales	$1,129,714	$494,670	$270,653	$—	$1,895,037
Inter-segment sales	57,187	15,755	5,928	(78,870)	—
Total	$1,186,901	$510,425	$276,581	$(78,870)	$1,895,037
Adjusted EBIT	$229,635	$72,096	$37,520	$(8,785)	$330,466
Special items charge (gain) (2)	(3,274)	1,501	—	—	(1,773)
EBIT	$232,909	$70,595	$37,520	$(8,785)	$332,239
Interest income					604
Interest expense					(13,261)
Income before income taxes					$319,582

(1)	In the three and six months ended June 30, 2023, special items include amortization of step up in value of acquired inventories of $2,957 and $5,742 in Americas Welding and $588 and $1,659 in International Welding, respectively, and Rationalization and asset impairment net charges of $2,667 and $3,544 in International Welding. In the six months ended, special items reflect a gain on asset disposal of $1,646 in International Welding.
(2)	In the three and six months ended June 30, 2022, special items reflect Rationalization and asset impairment net gains of $998 in Americas Welding and net charges of $154 and $2,039, respectively, in International Welding and amortization of step up in value of acquired inventories of $1,459 in Americas Welding. In the six months ended June 30, 2022, special items reflect the final settlement related to the termination of a pension plan of $3,735 in Americas Welding.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At June 30, 2023, liabilities of $660 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded Rationalization and asset impairment net charges of $3,544 and $1,041 in the six months ended June 30, 2023 and 2022, respectively. The charges are primarily related to restructuring activities.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2023:

Consolidated
Balance at December 31, 2022	$2,207
Payments and other adjustments	(3,957)
Charged to expense	2,410
Balance at June 30, 2023	$660

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended June 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at March 31, 2023	$23,040		$(1,221)	$(272,708)		$(250,889)
Other comprehensive income (loss) before reclassification	(3,459)		—	20,957		17,498
Amounts reclassified from AOCI	(1,429)	[1]	(1,366)	—		(2,795)
Net current-period other comprehensive income (loss)	(4,888)		(1,366)	20,957		14,703
Balance at June 30, 2023	$18,152		$(2,587)	$(251,751)		$(236,186)

	Three Months Ended June 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at March 31, 2022	$13,449		$(13,124)	$(259,890)		$(259,565)
Other comprehensive income (loss) before reclassification	9,439		—	(34,616)		(25,177)
Amounts reclassified from AOCI	(489)	[1]	(44)	—		(533)
Net current-period other comprehensive income (loss)	8,950		(44)	(34,616)		(25,710)
Balance at June 30, 2022	$22,399		$(13,168)	$(294,506)		$(285,275)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(1)	During the three months ended June 30, 2023, the AOCI reclassification is a component of Net sales of $1,404 (net of tax of $480) and Cost of goods sold of $(25) (net of tax of $(18)); during the three months ended June 30, 2022, the reclassification is a component of Net sales of $122 (net of tax of $59) and Cost of goods sold of $(367) (net of tax of $(86)). See Note 13 to the consolidated financial statements for additional details.

	Six Months Ended June 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2022	$13,909		$(1,781)	$(287,526)		$(275,398)
Other comprehensive income before reclassification	6,675		—	35,775		42,450
Amounts reclassified from AOCI	(2,432)	[1]	(806)	—		(3,238)
Net current-period other comprehensive income (loss)	4,243		(806)	35,775		39,212
Balance at June 30, 2023	$18,152		$(2,587)	$(251,751)		$(236,186)

	Six Months Ended June 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)	$(252,442)		$(257,579)
Other comprehensive income (loss) before reclassification	15,288		—	(42,064)		(26,776)
Amounts reclassified from AOCI	(983)	[1]	63	—		(920)
Net current-period other comprehensive income (loss)	14,305		63	(42,064)		(27,696)
Balance at June 30, 2022	$22,399		$(13,168)	$(294,506)		$(285,275)

(1)	During the six months ended June 30, 2023, the AOCI reclassification is a component of Net sales of $2,269 (net of tax of $821) and Cost of goods sold of $(163) (net of tax of $(61)); during the six months ended June 30, 2022, the reclassification is a component of Net sales of $254 (net of tax of $107) and Cost of goods sold of $(729) (net of tax of $(179)). See Note 13 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2023	December 31, 2022
Raw materials	$179,968	$181,076
Work-in-process	175,080	164,778
Finished goods	319,706	319,597
Total	$674,754	$665,451

At June 30, 2023 and December 31, 2022, approximately 35% and 38%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $136,411 and $133,909 at June 30, 2023 and December 31, 2022, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets	Other assets	$52,563	$44,810

Current liabilities	Other current liabilities	$11,538	$10,378
Noncurrent liabilities	Other liabilities	42,604	35,945
Total lease liabilities		$54,142	$46,323

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,322 and $11,173 in the three and six months ended June 30, 2023 and $5,862 and $11,061 in the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023, respectively, were $3,077 and $6,222 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2022, respectively, were $2,984 and $6,171 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $1,438 and $5,334 during the three and six months ended June 30, 2023 and $742 and $3,479 for the three and six months ended June 30, 2022, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2023
2023	$7,547
2024	12,412
2025	9,479
2026	7,791
2027	6,012
After 2027	18,771
Total lease payments	$62,012
Less: Imputed interest	7,870
Operating lease liabilities	$54,142

As of June 30, 2023, the weighted average remaining lease term is 7.5 years and the weighted average discount rate used to determine the operating lease liability is 3.3%.

NOTE 10 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $85,242. As of June 30, 2023, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $10,406.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of June 30, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Fair Value of Debt

At June 30, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $1,006,609 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,104,223 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity earnings in affiliates	$106	$67	$294	$180
Other components of net periodic pension (cost) income (1)	(280)	53	(614)	3,900
Other income (expense) (2)	6,920	(1,253)	11,246	(580)
Total Other income (expense)	$6,746	$(1,133)	$10,926	$3,500

(1)	In 2022, Other components of net periodic pension (cost) income includes pension settlements and curtailments.
(2)	In 2023, Other income (expense) primarily relates to non-recurring items such as royalty and other non-operating gains.

NOTE 12 — INCOME TAXES

The Company recognized $69,142 of tax expense on pretax income of $328,404, resulting in an effective income tax rate of 21.1% for the six months ended June 30, 2023. The effective income tax rate was 20.6% for the six months ended June 30, 2022.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effective tax rate was slightly higher for the six months ended June 30, 2023, as compared with the same period in 2022, primarily due to mix of earnings and discrete tax items.

As of June 30, 2023, the Company had $13,435 of unrecognized tax benefits. If recognized, approximately $10,339 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,295 in previously unrecognized tax benefits by the end of the second quarter 2024.

NOTE 13 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and six months ended June 30, 2023 and 2022.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2023. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $67,912 at June 30, 2023 and $66,296 at December 31, 2022.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at June 30, 2023 and December 31, 2022 and have a termination date of August 2025.

The Company has commodity contracts with a notional amount of 225,000 pounds and 875,000 pounds at June 30, 2023 and December 31, 2022, respectively, which are qualified and designated as cash flow hedges.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. The interest rate swaps will effectively convert the interest rate on $150,000 of the Term Loan discussed in Note 10 from a variable rate based on one-month SOFR to a fixed rate.

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $90,561 at June 30, 2023 and $88,843 at December 31, 2022.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $439,732 and $380,443 at June 30, 2023 and December 31, 2022, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2023				December 31, 2022
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$4,070	$808	$—	$—	$1,467	$738	$—	$—
Interest rate swap agreements	—	—	3,441	—	—	—	—	—
Forward starting swap agreements	—	—	18,976	—	—	—	19,291	—
Net investment contracts	400	—	—	—	—	2,229	—	—
Commodity contracts	8	43	—	—	181	33	—	—
Not designated as hedging instruments:
Foreign exchange contracts	2,804	2,085	—	—	2,348	790	—	—
Total derivatives	$7,282	$2,936	$22,417	$—	$3,996	$3,790	$19,291	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2023	2022	2023	2022
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$5,080	$(1,359)	$11,770	$538

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2023	December 31, 2022
Foreign exchange contracts	$2,457	$627
Interest rate swap agreements	2,553	—
Forward starting swap agreements	13,144	13,191
Net investment contracts	8,117	9,440
Commodity contracts	(2)	91

The Company expects a gain of $2,455 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
	Gain recognized in the
Derivative type	Consolidated Statements of Income:	2023	2022	2023	2022
Foreign exchange contracts	Sales	$1,884	$181	$3,090	$361
	Cost of goods sold	27	343	28	628
Commodity contracts	Cost of goods sold	16	110	196	280

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 - FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2023, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$6,874	$—	$6,874	$—
Net investment contracts	400	—	400	—
Commodity contracts	8	—	8	—
Interest rate swap agreements	3,441	—	3,441	—
Forward starting swap agreements	18,976	—	18,976	—
Pension surplus	51,397	51,397	—	—
Total assets	$81,096	$51,397	$29,699	$—
Liabilities:
Foreign exchange contracts	$2,893	$—	$2,893	$—
Commodity contracts	43	—	43	—
Deferred compensation	39,376	—	39,376	—
Total liabilities	$42,312	$—	$42,312	$—

The following table provides a summary of assets and liabilities as of December 31, 2022, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,815	$—	$3,815	$—
Commodity contracts	181	—	181	—
Forward starting swap agreements	19,291	—	19,291	—
Pension Surplus	56,418	56,418	—	—
Total assets	$79,705	$56,418	$23,287	$—
Liabilities:
Foreign exchange contracts	$1,528	$—	$1,528	$—
Net investment contracts	2,229	—	2,229	—
Commodity contracts	33	—	33	—
Deferred compensation	39,090	—	39,090	—
Total liabilities	$42,880	$—	$42,880	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, forward starting swap agreements, net investment contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2023 and December 31, 2022.

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at June 30, 2023.

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

NOTE 15 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At June 30, 2023 and December 31, 2022, Accounts payable included $37,022 and $33,475, respectively, payable to suppliers that have elected to participate in the supplier financing program.

(1)

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

On July 21, 2023, Christopher L. Mapes, the Company’s President and Chief Executive Officer and Chairman of the Board of Directors, notified the Company of his intention to retire from his position as President and Chief Executive Officer effective as of the close of business on December 31, 2023.  After December 31, 2023, Mr. Mapes will be designated Executive Chairman of the Board.  In connection with Mr. Mapes’ notification of his retirement, the Board elected Steven B. Hedlund, as President and Chief Executive Officer of the Company, effective as of January 1, 2024 (the “Transition Date”).  Mr. Mapes will remain principal executive officer until the close of business on December 31, 2023, and Mr. Hedlund will succeed Mr. Mapes as principal executive officer as of the Transition Date.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,060,565		$969,589		$90,976	9.4%
Cost of goods sold	687,137		636,108		(51,029)	(8.0)%
Gross profit	373,428	35.2%	333,481	34.4%	39,947	12.0%
Selling, general & administrative expenses	192,748	18.2%	166,792	17.2%	(25,956)	(15.6)%
Rationalization and asset impairment charges	2,667	0.3%	(844)	(0.1)%	(3,511)	(416.0)%
Operating income	178,013	16.8%	167,533	17.3%	10,480	6.3%
Interest expense, net	11,699		6,459		(5,240)	(81.1)%
Other income (expense)	6,746		(1,133)		7,879	695.4%
Income before income taxes	173,060	16.3%	159,941	16.5%	13,119	8.2%
Income taxes	35,729		32,118		(3,611)	(11.2)%
Effective tax rate	20.6%		20.1%		(0.5)%
Net income	$137,331	12.9%	$127,823	13.2%	$9,508	7.4%
Diluted earnings per share	$2.36		$2.18		$0.18	8.3%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,099,908		$1,895,037		$204,871	10.8%
Cost of goods sold	1,371,123		1,231,779		(139,344)	(11.3)%
Gross profit	728,785	34.7%	663,258	35.0%	65,527	9.9%
Selling, general & administrative expenses	382,864	18.2%	333,478	17.6%	(49,386)	(14.8)%
Rationalization and asset impairment charges	3,544	0.2%	1,041	0.1%	(2,503)	(240.4)%
Operating income	342,377	16.3%	328,739	17.3%	13,638	4.1%
Interest expense, net	24,899		12,657		(12,242)	(96.7)%
Other income	10,926		3,500		7,426	212.2%
Income before income taxes	328,404	15.6%	319,582	16.9%	8,822	2.8%
Income taxes	69,142		65,729		(3,413)	(5.2)%
Effective tax rate	21.1%		20.6%		(0.5)%
Net income	$259,262	12.3%	$253,853	13.4%	$5,409	2.1%
Diluted earnings per share	$4.44		$4.30		$0.14	3.3%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$969,589	$34,537	$49,956	$8,381	$(1,898)	$1,060,565
% Change
Lincoln Electric Holdings, Inc.		3.6%	5.2%	0.9%	(0.2)%	9.4%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$1,895,037	$73,513	$102,561	$48,514	$(19,717)	$2,099,908
% Change
Lincoln Electric Holdings, Inc.		3.9%	5.4%	2.6%	(1.0)%	10.8%

Net sales increased in the three and six months ended June 30, 2023 driven by higher demand levels, increased product pricing as a result of higher input costs, and the impact of acquisitions, partially offset by unfavorable foreign exchange.

Gross Profit:

Gross profit increased for the three and six months ended June 30, 2023 driven by higher volumes and pricing actions taken to offset higher inputs costs. Last-in, first-out (“LIFO”) charges were $310 and $2,502 in the three and six months ended June 30, 2023, respectively, as compared with charges of $10,424 and $17,312, respectively, in the same 2022 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and six months ended June 30, 2023 as compared to the same 2022 periods, primarily due to acquisitions and higher employee-related costs.

Income Taxes:

The effective tax rate was slightly higher for the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to mix of earnings and discrete tax items.

Segment Results

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange (4)	2023
Operating Segments
Americas Welding	$595,659	$34,384	$43,947	$5,974	$(2,998)	$676,966
International Welding	236,629	9,006	6,009	999	760	253,403
The Harris Products Group	137,301	(8,853)	—	1,408	340	130,196

% Change
Americas Welding		5.8%	7.4%	1.0%	(0.5)%	13.6%
International Welding		3.8%	2.5%	0.4%	0.3%	7.1%
The Harris Products Group		(6.4)%	—	1.0%	0.2%	(5.2)%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange (4)	2023
Operating Segments
Americas Welding	$1,129,714	$93,034	$89,196	$30,673	$(7,006)	$1,335,611
International Welding	494,670	(5,651)	13,365	15,868	(12,433)	505,819
The Harris Products Group	270,653	(13,870)	—	1,973	(278)	258,478

% Change
Americas Welding		8.2%	7.9%	2.7%	(0.6)%	18.2%
International Welding		(1.1)%	2.7%	3.2%	(2.5)%	2.3%
The Harris Products Group		(5.1)%	—	0.7%	(0.1)%	(4.5)%

(1)	Increase for the three and six months ended June 30, 2023 for Americas Welding due to higher volumes in all product groups. Increase for the three months ended June 30, 2023 for International Welding due to higher volumes in all product groups. Decrease for the six months ended June 30, 2023 for International Welding due to challenging prior year comparisons. Decreases in The Harris Products Group due to lower retail volumes.
(2)	Increase for the three and six months ended June 30, 2023 for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(3)	Increase for the three and six months ended June 30, 2023 for all segments reflects increased product pricing to offset higher input costs.
(4)	Decrease for the six months ended June 30, 2023 in International Welding primarily due to the Turkish Lira and the Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$676,966	$595,659	$81,307	13.6%
Inter-segment sales	30,850	29,031	1,819	6.3%
Total Sales	$707,816	$624,690	83,126	13.3%
Adjusted EBIT (4)	$139,870	$118,067	21,803	18.5%
As a percent of total sales (1)	19.8%	18.9%		0.9%
International Welding:
Net sales	$253,403	$236,629	16,774	7.1%
Inter-segment sales	8,292	9,527	(1,235)	(13.0)%
Total Sales	$261,695	$246,156	15,539	6.3%
Adjusted EBIT (5)	$33,774	$35,009	(1,235)	(3.5)%
As a percent of total sales (2)	12.9%	14.2%		(1.3)%
The Harris Products Group:
Net sales	$130,196	$137,301	(7,105)	(5.2)%
Inter-segment sales	2,867	2,866	1	0.0%
Total Sales	$133,063	$140,167	(7,104)	(5.1)%
Adjusted EBIT	$19,510	$17,922	1,588	8.9%
As a percent of total sales (3)	14.7%	12.8%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(42,009)	$(41,424)	(585)	(1.4)%
Adjusted EBIT	(2,183)	(3,983)	1,800	45.2%
Consolidated:
Net sales	$1,060,565	$969,589	90,976	9.4%
Net income	$137,331	$127,823	9,508	7.4%
As a percent of total sales	12.9%	13.2%		(0.3)%
Adjusted EBIT (6)	$190,971	$167,015	23,956	14.3%
As a percent of sales	18.0%	17.2%		0.8%

(1)	Increase for the three months ended June 30, 2023 as compared to June 30, 2022 primarily driven by higher volumes and pricing actions taken to offset higher inputs costs, offset by acquisition impacts.
(2)	Decrease for the three months ended June 30, 2023 as compared to June 30, 2022 primarily driven by challenging prior year comparisons.
(3)	Increase for the three months ended June 30, 2023 as compared to June 30, 2022 primarily reflects effective cost management and operational efficiency from integration activities.
(4)	The three months ended June 30, 2023 exclude the amortization of the step up in value of acquired inventories of $2,957 as discussed in Note 4 to the consolidated financial statements. The three months ended June 30, 2022 exclude the amortization of step up in value of acquired inventories of $1,459 related to an acquisition as discussed in Note 4 to the consolidated financial statements and Rationalization and asset impairment net gains of $998 as discussed in Note 6 to the consolidated financial statements.
(5)	The three months ended June 30, 2023 exclude Rationalization and asset impairment net charges of $2,667 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements and the amortization of the step up in value of acquired inventories of $588 as discussed in Note 4 to the consolidated financial statements. The three months ended June 30, 2022 exclude Rationalization and asset impairment charges of $154 as discussed in Note 6 to the consolidated financial statements.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$1,335,611	$1,129,714	$205,897	18.2%
Inter-segment sales	63,168	57,187	5,981	10.5%
Total Sales	$1,398,779	$1,186,901	211,878	17.9%
Adjusted EBIT (4)	$272,324	$229,635	42,689	18.6%
As a percent of total sales (1)	19.5%	19.3%		0.2%
International Welding:
Net sales	$505,819	$494,670	11,149	2.3%
Inter-segment sales	15,045	15,755	(710)	(4.5)%
Total Sales	$520,864	$510,425	10,439	2.0%
Adjusted EBIT (5)	$63,371	$72,096	(8,725)	(12.1)%
As a percent of total sales (2)	12.2%	14.1%		(1.9)%
The Harris Products Group:
Net sales	$258,478	$270,653	(12,175)	(4.5)%
Inter-segment sales	5,764	5,928	(164)	(2.8)%
Total Sales	$264,242	$276,581	(12,339)	(4.5)%
Adjusted EBIT	$38,493	$37,520	973	2.6%
As a percent of total sales (3)	14.6%	13.6%		1.0%
Corporate / Eliminations:
Inter-segment sales	$(83,977)	$(78,870)	(5,107)	(6.5)%
Adjusted EBIT	(11,586)	(8,785)	(2,801)	(31.9)%
Consolidated:
Net sales	$2,099,908	$1,895,037	204,871	10.8%
Net income	$259,262	$253,853	5,409	2.1%
As a percent of total sales	12.3%	13.4%		(1.1)%
Adjusted EBIT (6)	$362,602	$330,466	32,136	9.7%
As a percent of sales	17.3%	17.4%		(0.1)%

(1)	Increase for the six months ended June 30, 2023 as compared to June 30, 2022 primarily driven by higher volumes and pricing actions taken to offset higher inputs costs, offset by acquisition impacts.
(2)	Decrease for the six months ended June 30, 2023 as compared to June 30, 2022 primarily driven by challenging prior year comparisons.
(3)	Increase for the six months ended June 30, 2023 as compared to June 30, 2022 primarily reflects effective cost management and operational efficiency from integration activities.
(4)	The six months ended June 30, 2023 exclude the amortization of the step up in value of acquired inventories of $5,742 as discussed in Note 4 to the consolidated financial statements. The six months ended June 30, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of step up in value of acquired inventories of $1,459 as discussed in Note 4 to the consolidated financial statements and Rationalization and asset impairment net gains of $998 as discussed in Note 6 to the consolidated financial statements.
(5)	The six months ended June 30, 2023 exclude Rationalization and asset impairment net charges of $3,544 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements, the amortization of the step up in value of acquired inventories of $1,659 as discussed in Note 4 to the consolidated financial statements and a gain on asset disposal of $1,646. The six months ended June 30, 2022 exclude Rationalization and asset impairment charges of $2,039 as discussed in Note 6 to the consolidated financial statements.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income as reported	$178,013	$167,533	$342,377	$328,739
Special items (pre-tax):
Rationalization and asset impairment charges (1)	2,667	(844)	3,544	1,041
Amortization of step up in value of acquired inventories (2)	3,545	1,459	7,401	1,459
Adjusted operating income	$184,225	$168,148	$353,322	$331,239

Net income as reported	$137,331	$127,823	$259,262	$253,853
Special items:
Rationalization and asset impairment charges (1)	2,667	(844)	3,544	1,041
Pension settlement net gains (3)	—	—	—	(4,273)
Amortization of step up in value of acquired inventories (2)	3,545	1,459	7,401	1,459
Gains on asset disposal (4)	—	—	(1,646)	—
Tax effect of Special items (5)	(1,311)	(252)	(2,129)	789
Adjusted net income	142,232	128,186	266,432	252,869
Interest expense, net	11,699	6,459	24,899	12,657
Income taxes as reported	35,729	32,118	69,142	65,729
Tax effect of Special items (5)	1,311	252	2,129	(789)
Adjusted EBIT	$190,971	$167,015	$362,602	$330,466
Effective tax rate as reported	20.6%	20.1%	21.1%	20.6%
Net special item tax impact	0.1%	0.1%	0.0%	(0.2)%
Adjusted effective tax rate	20.7%	20.2%	21.1%	20.4%
Diluted earnings per share as reported	$2.36	$2.18	$4.44	$4.30
Special items per share	0.08	—	0.13	(0.01)
Adjusted diluted earnings per share	$2.44	$2.18	$4.57	$4.29

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to the acquisition and are included in Cost of goods sold.
(3)	Pension net gains primarily due to the final settlement associated with the termination of a pension plan and are included in Other income (expense).
(4)	Gain on asset disposal and included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2023	2022	$ Change
Cash provided by operating activities (1)	$322,776	$141,301	$181,475
Cash used by investing activities (2)	(76,346)	(55,005)	(21,341)
Capital expenditures	(40,552)	(34,602)	(5,950)
Acquisition of businesses, net of cash acquired	(32,657)	(22,095)	(10,562)
Cash used by financing activities (3)	(226,898)	(122,366)	(104,532)
(Payments on) proceeds from short-term borrowings	(72,224)	64,960	(137,184)
(Payments on) proceeds from long-term borrowings	(6,978)	6,869	(13,847)
Purchase of shares for treasury	(85,234)	(129,698)	44,464
Cash dividends paid to shareholders	(74,472)	(65,914)	(8,558)
Increase (decrease) in Cash and cash equivalents (4)	23,333	(40,162)	63,495

(1)	Cash provided by operating activities increased for the six months ended June 30, 2023, compared with the six months ended June 30, 2022 primarily due to improved working capital position.
(2)	Cash used by investing activities increased for the six months ended June 30, 2023, compared with the six months ended June 30, 2022 primarily due to capital expenditures and cash used in the acquisition of businesses in 2023. The Company currently anticipates capital expenditures of $80,000 to $100,000 in 2023. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the six months ended June 30, 2023, compared with the six months ended June 30, 2022 due to increased payments on short- and long-term borrowings in 2023.
(4)	Cash and cash equivalents increased 11.8%, or $23,333, to $220,483 during the six months ended June 30, 2023, from $197,150 as of December 31, 2022. At June 30, 2023, $163,326 of Cash and cash equivalents was held by international subsidiaries.

In July 2023, the Company paid a cash dividend of $0.64 per share, or $36,744, to shareholders of record as of June 30, 2023.

Working Capital Ratios

	June 30, 2023	December 31, 2022	June 30, 2022
Average operating working capital to Net sales (1)	18.9%	20.9%	19.0%
Days sales in Inventories	122.5	132.5	128.4
Days sales in Accounts receivable	51.8	57.0	51.5
Average days in Trade accounts payable	52.9	57.0	59.6

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended June 30,
	2023	2022
Net income as reported	$477,633	$360,037
Plus: Interest expense (after-tax)	33,234	18,832
Less: Interest income (after-tax)	1,999	986
Net operating profit after taxes	$508,868	$377,883
Special items:
Rationalization and asset impairment charges	14,291	6,075
Acquisition transaction costs (1)	6,003	—
Pension settlement charges (2)	—	115,693
Amortization of step up in value of acquired inventories	7,048	5,422
Gain on asset disposal	(1,646)	—
Tax effect of Special items (3)	(4,110)	(44,405)
Adjusted net operating profit after taxes	$530,454	$460,668

Invested Capital	June 30, 2023	June 30, 2022
Short-term debt	$10,406	$125,458
Long-term debt, less current portion	1,103,898	712,908
Total debt	1,114,304	838,366
Total equity	1,201,424	912,983
Invested capital	$2,315,728	$1,751,349

Return on invested capital as reported	22.0%	21.6%
Adjusted return on invested capital	22.9%	26.3%

(1)	Related to acquisitions and are included in SG&A expenses.

(2)	Related to lump sum pension payments due to the final settlement associated with the termination of a pension plan.
(3)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At June 30, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $1,006,609 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,104,223 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $85,242. As of June 30, 2023, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $10,406.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of June 30, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as the impact of the Russia-Ukraine conflict, political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

Except for changes in connection with the Company’s acquisition of Fori business noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2023, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,458 plaintiffs, which is a net decrease of 9 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 56,909 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,012 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2023 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
April 1 - 30, 2023	50,648	(1)	$160.90	48,424	8,702,968
May 1 - 31, 2023	118,209	(1)	169.40	118,065	8,584,903
June 1 - 30, 2023	143,117	(1)	174.00	143,117	8,441,786
Total	311,974		170.13	309,606

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 55 million shares at a cost of $2.5 billion for a weighted average cost of $44.89 per share through June 30, 2023.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 1.6 million shares at a total cost of $223.0 million for a weighted average cost of $143.14 per share through June 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

From time to time, the Company’s directors and officers may purchase or sell its common shares in the market, including pursuant to plans intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 plans”). The following table shows the Rule 10b5-1 plans terminated by our directors and executive officers during the three months ended June 30, 2023:

Name and Position	Plan Adoption Date	Plan Termination Date	Number of Shares to be Sold under the Plan
Steve Hedlund, Executive Vice President & Chief Operating Officer	November 30, 2022	May 11, 2023	8,235

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
10.2*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.3*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.4*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
July 27, 2023