Form 10-Q
period 2023-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2023-10-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of September 30, 2023 was 57,199,736.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		25
Item 3. Quantitative and Qualitative Disclosures About Market Risk		36
Item 4. Controls and Procedures		36

PART II. OTHER INFORMATION		37
Item 1. Legal Proceedings		37
Item 1A. Risk Factors		37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		37
Item 4. Mine Safety Disclosures		37
Item 5. Other Information		38
Item 6. Exhibits		38
Signatures		39

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales (Note 2)	$1,033,214	$935,240	$3,133,122	$2,830,277
Cost of goods sold	667,584	625,722	2,038,707	1,857,501
Gross profit	365,630	309,518	1,094,415	972,776
Selling, general & administrative expenses	187,115	159,045	569,979	492,523
Rationalization and asset impairment charges (Note 6)	7,074	8,364	10,618	9,405
Operating income	171,441	142,109	513,818	470,848
Interest expense, net	10,809	8,210	35,708	20,867
Other income (Note 11)	801	3,588	11,727	7,088
Income before income taxes	161,433	137,487	489,837	457,069
Income taxes (Note 12)	32,090	28,262	101,232	93,991
Net income	$129,343	$109,225	$388,605	$363,078

Basic earnings per share (Note 3)	$2.26	$1.89	$6.76	$6.24
Diluted earnings per share (Note 3)	$2.22	$1.87	$6.67	$6.17
Cash dividends declared per share	$0.64	$0.56	$1.92	$1.68

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$129,343	$109,225	$388,605	$363,078
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	2,665	7,777	6,908	22,082
Defined benefit pension plan activity	(15)	85	(821)	148
Currency translation adjustment	(32,297)	(52,129)	3,478	(94,193)
Other comprehensive (loss) income:	(29,647)	(44,267)	9,565	(71,963)
Comprehensive income	$99,696	$64,958	$398,170	$291,115

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2023	December 31, 2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$342,667	$197,150
Accounts receivable (less allowance for doubtful accounts of $11,202 in 2023; $12,556 in 2022)	537,637	541,529
Inventories (Note 8)	612,338	665,451
Other current assets	179,652	153,660
Total Current Assets	1,672,294	1,557,790
Property, plant and equipment (less accumulated depreciation of $920,048 in 2023; $890,543 in 2022)	565,875	544,871
Goodwill	686,625	665,257
Other assets	401,101	412,628
TOTAL ASSETS	$3,325,895	$3,180,546
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$7,700	$93,483
Trade accounts payable	328,460	352,079
Accrued employee compensation and benefits	207,116	109,369
Other current liabilities	264,866	297,966
Total Current Liabilities	808,142	852,897
Long-term debt, less current portion (Note 10)	1,102,858	1,110,396
Other liabilities	189,313	183,212
Total Liabilities	2,100,313	2,146,505
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	519,151	481,857
Retained earnings	3,578,154	3,306,500
Accumulated other comprehensive loss	(265,833)	(275,398)
Treasury Shares	(2,615,748)	(2,488,776)
Total Equity	1,225,582	1,034,041
TOTAL LIABILITIES AND TOTAL EQUITY	$3,325,895	$3,180,546

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,398)	$(2,488,776)	$1,034,041
Net income				121,931			121,931
Unrecognized amounts from defined benefit pension plans, net of tax					560		560
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					9,131		9,131
Currency translation adjustment, net of tax					14,818		14,818
Cash dividends declared - $0.64 per share				(36,971)			(36,971)
Stock-based compensation activity	143		12,475			1,635	14,110
Purchase of shares for treasury	(194)					(32,158)	(32,158)
Other			3,691	(3,917)			(226)
Balance at March 31, 2023	57,573	$9,858	$498,023	$3,387,543	$(250,889)	$(2,519,299)	$1,125,236
Net income				137,331			137,331
Unrecognized amounts from defined benefit pension plans, net of tax					(1,366)		(1,366)
Unrealized (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(4,888)		(4,888)
Currency translation adjustment, net of tax					20,957		20,957
Cash dividends declared – $0.64 per share				(36,917)			(36,917)
Stock-based compensation activity	152		12,818			1,697	14,515
Purchase of shares for treasury	(312)					(53,076)	(53,076)
Other			4,462	(4,830)			(368)
Balance at June 30, 2023	57,413	$9,858	$515,303	$3,483,127	$(236,186)	$(2,570,678)	$1,201,424
Net income				129,343			129,343
Unrecognized amounts from defined benefit pension plans, net of tax					(15)		(15)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,665		2,665
Currency translation adjustment, net of tax					(32,297)		(32,297)
Cash dividends declared – $0.64 per share				(36,876)			(36,876)
Stock-based compensation activity	26		6,513			285	6,798
Purchase of shares for treasury	(238)					(45,355)	(45,355)
Other			(2,665)	2,560			(105)
Balance at September 30, 2023	57,201	$9,858	$519,151	$3,578,154	$(265,833)	$(2,615,748)	$1,225,582

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,579)	$(2,309,941)	$863,909
Net income				126,030			126,030
Unrecognized amounts from defined benefit pension plans, net of tax					107		107
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,355		5,355
Currency translation adjustment					(7,448)		(7,448)
Cash dividends declared – $0.56 per share				(32,505)			(32,505)
Stock-based compensation activity	116		10,834			1,349	12,183
Purchase of shares for treasury	(805)					(104,579)	(104,579)
Other			115	(107)			8
Balance at March 31, 2022	58,098	$9,858	$462,217	$3,063,721	$(259,565)	$(2,413,171)	$863,060
Net income				127,823			127,823
Unrecognized amounts from defined benefit pension plans, net of tax					(44)		(44)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					8,950		8,950
Currency translation adjustment					(34,616)		(34,616)
Cash dividends declared – $0.56 per share				(32,698)			(32,698)
Stock-based compensation activity	15		5,428			146	5,574
Purchase of shares for treasury	(191)					(25,119)	(25,119)
Other			(2,021)	2,074			53
Balance at June 30, 2022	57,922	$9,858	$465,624	$3,160,920	$(285,275)	$(2,438,144)	$912,983
Net income				109,225			109,225
Unrecognized amounts from defined benefit pension plans, net of tax					85		85
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					7,777		7,777
Currency translation adjustment					(52,129)		(52,129)
Cash dividends declared – $0.56 per share				(32,580)			(32,580)
Stock-based compensation activity	14		5,158			202	5,360
Purchase of shares for treasury	(198)					(26,518)	(26,518)
Other			390	(365)			25
Balance at September 30, 2022	57,738	$9,858	$471,172	$3,237,200	$(329,542)	$(2,464,460)	$924,228

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$388,605	$363,078
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	1,128	7,776
Depreciation and amortization	64,701	59,009
Equity (earnings) loss in affiliates, net	(463)	254
Deferred income taxes	3,201	(34,403)
Stock-based compensation	22,124	20,949
Other, net	(3,435)	15,867
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	6,695	(64,569)
Decrease (increase) in inventories	57,781	(135,578)
Increase in other current assets	(14,729)	(34,368)
(Decrease) increase in trade accounts payable	(24,672)	19,572
Increase in other current liabilities	57,975	66,838
Net change in other assets and liabilities	(13,031)	(12,841)
NET CASH PROVIDED BY OPERATING ACTIVITIES	545,880	271,584
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(66,459)	(52,301)
Acquisition of businesses, net of cash acquired	(32,685)	(22,294)
Proceeds from sale of property, plant and equipment	4,596	2,338
Purchase of marketable securities	(6,561)	—
NET CASH USED BY INVESTING ACTIVITIES	(101,109)	(72,257)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(74,818)	9,399
(Payments on) proceeds from long-term borrowings	(7,997)	5,600
Proceeds from exercise of stock options	13,299	2,168
Purchase of shares for treasury	(130,589)	(156,216)
Cash dividends paid to shareholders	(111,277)	(98,377)
NET CASH USED BY FINANCING ACTIVITIES	(311,382)	(237,426)
Effect of exchange rate changes on Cash and cash equivalents	12,128	(13,552)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,517	(51,651)

Cash and cash equivalents at beginning of period	197,150	192,958
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,667	$141,307

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Turkey – Highly Inflationary Economy

Effective April 1, 2022, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules. As a result, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar) and the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. For the nine months ended September 30, 2023, this impact was not significant to the Company’s results.

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
ASU No. 2023-01, Leases-Common Control Arrangements (Topic 842), issued March 2023

Requires a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life, regardless of the lease term. The requirement of the ASU is effective January 1, 2024.

ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance program, including a period-over-period balance roll forward. This requirement of the ASU is effective January 1, 2024 and should be applied prospectively.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consumables	$543,132	$547,596	$1,690,726	$1,655,613
Equipment	490,082	387,644	1,442,396	1,174,664
Net sales	$1,033,214	$935,240	$3,133,122	$2,830,277

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

At September 30, 2023, the Company recorded $60,312 related to advance customer payments and $58,971 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2022, the balances related to advance customer payments and billings in excess of revenue recognized were $78,756 and $34,771, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2023 and December 31, 2022, the Company recorded $55,078 and $35,252, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$129,343	$109,225	$388,605	$363,078
Denominator (shares in 000's):
Basic weighted average shares outstanding	57,320	57,823	57,465	58,148
Effect of dilutive securities - Stock options and awards	816	703	812	667
Diluted weighted average shares outstanding	58,136	58,526	58,277	58,815
Basic earnings per share	$2.26	$1.89	$6.76	$6.24
Diluted earnings per share	$2.22	$1.87	$6.67	$6.17

For the three months ended September 30, 2023 and 2022, common shares subject to equity-based awards of 19,368 and 52,495, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2023 and 2022, common shares subject to equity-based awards of 67,549 and 120,106, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On May 3, 2023, the Company acquired 100% ownership of Powermig Automação e Soldagem Ltda. (“Powermig”), a privately held automation engineering firm headquartered in Caxias do Sul, Rio Grande do Sul, in Brazil. The net purchase price was $29,572, net of cash acquired, and it was accounted for as a business combination. In 2022, Powermig generated sales of approximately $15,000 (unaudited). Beginning May 3, 2023, the Company’s Consolidated Statement of Income includes the results of Powermig, which were not material for the three and nine months ended September 30, 2023. Powermig specializes in designing and engineering industrial welding automation solutions for the heavy industry and transportation sectors. The acquisition broadened the Company’s automation portfolio and capabilities.

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $468,683, or $416,353 net of cash acquired, before final and customary adjustments. In 2022, the Company recognized $5,196 in acquisition costs related to Fori and were expensed as incurred. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori extended the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. For the three and nine months ended September 30, 2023, the Company’s Consolidated Statements of Income include the results of Fori, including Net Sales of $77,674 and $174,675, respectively, while net income for the periods was not material.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The acquisition of Fori has been accounted for as a business combination, which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and may be revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, further information becomes available and additional analyses are performed. The Company does not expect any such revisions to have a material impact on the Company's preliminary purchase price allocation. As of and for the three and nine months ended September 30, 2023, these revisions did not have a material impact on the Condensed Consolidated Balance Sheets or Consolidated Statements of Income.

Assets acquired and liabilities assumed	Preliminary Purchase Price Allocation
Cash and cash equivalents	$52,330
Accounts receivable	64,439
Inventory	63,463
Property, plant and equipment (1)	36,863
Intangible assets (2)	69,350
Accounts payable	17,996
Net other assets and liabilities (3)	200,234
Total purchase price consideration	$468,683

(1)

Property, plant and equipment acquired includes a number of manufacturing and distribution sites, including the related facilities, land and leased sites, and machinery and equipment for use in manufacturing operations.

(2)

Intangible asset balances of $22,000 and $18,200, respectively, were assigned to trade names and customer relationships (15 year weighted average useful life). Of the remaining amount, $24,900 was assigned to technology know-how (10 year weighted average useful life) and $4,250 was assigned to restrictive covenants (4 year weighted average life).

(3)	Consists primarily of goodwill of $245,625.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fori. A portion of the goodwill is deductible for tax purposes.

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired, and it was accounted for as a business combination. In 2022, the Company recognized $365 in acquisition costs related to Kestra and were expensed as incurred. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadened the Company’s specialty alloys portfolio and services.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended September 30, 2023
Net sales	$665,228	$242,010	$125,976	$—	$1,033,214
Inter-segment sales	28,875	4,896	2,299	(36,070)	—
Total	$694,103	$246,906	$128,275	$(36,070)	$1,033,214
Adjusted EBIT	$136,476	$30,239	$20,405	$(2,952)	$184,168
Special items charge (1)	4,056	7,870	—	—	11,926
EBIT	$132,420	$22,369	$20,405	$(2,952)	$172,242
Interest income					1,852
Interest expense					(12,661)
Income before income taxes					$161,433

Three Months Ended September 30, 2022
Net sales	$585,628	$216,497	$133,115	$—	$935,240
Inter-segment sales	35,353	9,994	2,642	(47,989)	—
Total	$620,981	$226,491	$135,757	$(47,989)	$935,240
Adjusted EBIT	$118,804	$25,225	$14,432	$(1,685)	$156,776
Special items charge (gain) (2)	(353)	8,364	—	3,068	11,079
EBIT	$119,157	$16,861	$14,432	$(4,753)	$145,697
Interest income					376
Interest expense					(8,586)
Income before income taxes					$137,487

Nine Months Ended September 30, 2023
Net sales	$2,000,839	$747,829	$384,454	$—	$3,133,122
Inter-segment sales	92,043	19,941	8,063	(120,047)	—
Total	$2,092,882	$767,770	$392,517	$(120,047)	$3,133,122
Adjusted EBIT	$408,800	$93,609	$58,898	$(14,538)	$546,769
Special items charge (1)	9,798	11,426	—	—	21,224
EBIT	$399,002	$82,183	$58,898	$(14,538)	$525,545
Interest income					3,520
Interest expense					(39,228)
Income before income taxes					$489,837

Nine Months Ended September 30, 2022
Net sales	$1,715,342	$711,167	$403,768	$—	$2,830,277
Inter-segment sales	92,540	25,749	8,570	(126,859)	—
Total	$1,807,882	$736,916	$412,338	$(126,859)	$2,830,277
Adjusted EBIT	$348,439	$97,321	$51,952	$(10,470)	$487,242
Special items charge (gain) (3)	(3,627)	9,865	—	3,068	9,306
EBIT	$352,066	$87,456	$51,952	$(13,538)	$477,936
Interest income					980
Interest expense					(21,847)
Income before income taxes					$457,069

(1)	In the three and nine months ended September 30, 2023, special items exclude amortization of step up in value of acquired inventories of $3,648 and $9,390 in Americas Welding and $1,204 and $2,862 in International Welding, respectively, and Rationalization and asset impairment net charges of $408 in Americas Welding and $6,666 and $10,210 in International Welding as discussed in Note 6. In the nine months ended September 30, 2023, special items reflect a gain on asset disposal of $1,646 in International Welding.
(2)	In the three months ended September 30, 2022, special items exclude an adjustment to the amortization of the step up in value of acquired inventories of $353 in Americas Welding, Rationalization and asset impairment charges of $8,364 in International Welding as discussed in Note 6 and acquisition transaction costs of $3,068 in Corporate/Eliminations related to an acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(3)	In the nine months ended September 30, 2022, special items exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of the step up in value of acquired inventories of $1,106 and Rationalization and asset impairment net gains of $998 in Americas Welding, Rationalization and asset impairment charges of $10,403 in International Welding as discussed in Note 6 and acquisition transaction costs of $3,086 in Corporate/Eliminations related to an acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At September 30, 2023, liabilities of $6,360 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded Rationalization and asset impairment net charges of $10,618 and $9,405 in the nine months ended September 30, 2023 and 2022, respectively. The charges are primarily related to restructuring activities.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2023:

Consolidated
Balance at December 31, 2022	$2,207
Payments and other adjustments	(5,337)
Charged to expense	9,490
Balance at September 30, 2023	$6,360

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended September 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at June 30, 2023	$18,152		$(2,587)	$(251,751)		$(236,186)
Other comprehensive income (loss) before reclassification	4,063		—	(32,297)		(28,234)
Amounts reclassified from AOCI	(1,398)	[1]	(15)	—		(1,413)
Net current-period other comprehensive income (loss)	2,665		(15)	(32,297)		(29,647)
Balance at September 30, 2023	$20,817		$(2,602)	$(284,048)		$(265,833)

	Three Months Ended September 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at June 30, 2022	$22,399		$(13,168)	$(294,506)		$(285,275)
Other comprehensive income (loss) before reclassification	8,142		—	(52,129)		(43,987)
Amounts reclassified from AOCI	(365)	[1]	85	—		(280)
Net current-period other comprehensive income (loss)	7,777		85	(52,129)		(44,267)
Balance at September 30, 2022	$30,176		$(13,083)	$(346,635)		$(329,542)

(1)	During the three months ended September 30, 2023, the AOCI reclassification is a component of Net sales of $1,287 (net of tax of $470) and Cost of goods sold of $(111) (net of tax of $(45)); during the three months ended September 30, 2022, the reclassification is a component of Net sales of $155 (net of tax of $74) and Cost of goods sold of $(210) (net of tax of $(44)). See Note 13 to the consolidated financial statements for additional details.

	Nine Months Ended September 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2022	$13,909		$(1,781)	$(287,526)		$(275,398)
Other comprehensive income before reclassification	10,738		—	3,478		14,216
Amounts reclassified from AOCI	(3,830)	[1]	(821)	—		(4,651)
Net current-period other comprehensive income (loss)	6,908		(821)	3,478		9,565
Balance at September 30, 2023	$20,817		$(2,602)	$(284,048)		$(265,833)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2022
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit	Currency
	qualifying as cash		pension plan	translation
	flow hedges		activity	adjustment		Total
Balance at December 31, 2021	$8,094		$(13,231)	$(252,442)		$(257,579)
Other comprehensive income (loss) before reclassification	23,430		—	(94,193)		(70,763)
Amounts reclassified from AOCI	(1,348)	[1]	148	—		(1,200)
Net current-period other comprehensive income (loss)	22,082		148	(94,193)		(71,963)
Balance at September 30, 2022	$30,176		$(13,083)	$(346,635)		$(329,542)

(1)	During the nine months ended September 30, 2023, the AOCI reclassification is a component of Net sales of $3,555 (net of tax of $1,292) and Cost of goods sold of $(275) (net of tax of $(106)); during the nine months ended September 30, 2022, the reclassification is a component of Net sales of $409 (net of tax of $181) and Cost of goods sold of $(939) (net of tax of $(223)). See Note 13 to the consolidated financial statements for additional details.

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2023	December 31, 2022
Raw materials	$162,417	$181,076
Work-in-process	149,205	164,778
Finished goods	300,716	319,597
Total	$612,338	$665,451

At September 30, 2023 and December 31, 2022, approximately 36% and 38%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $135,088 and $133,909 at September 30, 2023 and December 31, 2022, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2023	December 31, 2022
Right-of-use assets	Other assets	$52,736	$44,810

Current liabilities	Other current liabilities	$12,480	$10,378
Noncurrent liabilities	Other liabilities	41,752	35,945
Total lease liabilities		$54,232	$46,323

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,322 and $11,173 in the three and nine months ended September 30, 2023 and $5,109 and $15,415 in the three and nine months ended September 30, 2022, respectively. Cash paid for

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023, respectively, were $3,494 and $9,716 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022, respectively, were $2,930 and $9,101 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $1,077 and $6,410 during the three and nine months ended September 30, 2023 and $4,739 and $8,217 for the three and nine months ended September 30, 2022, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2023
2023	$4,716
2024	13,631
2025	10,853
2026	8,276
2027	6,113
After 2027	18,475
Total lease payments	$62,064
Less: Imputed interest	7,832
Operating lease liabilities	$54,232

As of September 30, 2023, the weighted average remaining lease term is 7.1 years and the weighted average discount rate used to determine the operating lease liability is 3.4%.

NOTE 10 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $84,876. As of September 30, 2023, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $7,482.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000,

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of September 30, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At September 30, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $974,061 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,103,076 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — OTHER INCOME

The components of Other income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity earnings (loss) in affiliates	$169	$(434)	$463	$(254)
Other components of net periodic pension (cost) income (1)	(293)	(29)	(907)	3,871
Other income (2)	925	4,051	12,171	3,471
Total Other income	$801	$3,588	$11,727	$7,088

(1)	In 2022, Other components of net periodic pension (cost) income includes pension settlements and curtailments.
(2)	In 2023, Other income primarily relates to non-recurring items such as royalty and other non-operating gains.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 12 — INCOME TAXES

The Company recognized $101,232 of tax expense on pretax income of $489,837, resulting in an effective income tax rate of 20.7% for the nine months ended September 30, 2023. The effective income tax rate was 20.6% for the nine months ended September 30, 2022.

The effective tax rate was slightly higher for the nine months ended September 30, 2023, as compared with the same period in 2022, primarily due to mix of earnings and discrete tax items.

As of September 30, 2023, the Company had $13,750 of unrecognized tax benefits. If recognized, approximately $10,714 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,203 in previously unrecognized tax benefits by the end of the third quarter 2024.

NOTE 13 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and nine months ended September 30, 2023 and 2022.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2023. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $68,390 at September 30, 2023 and $66,296 at December 31, 2022.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at September 30, 2023 and December 31, 2022 and have a termination date of August 2025.

The Company has no commodity contracts outstanding at September 30, 2023. The Company had commodity contracts with a notional amount of 875,000 pounds at December 31, 2022, which were qualified and designated as cash flow hedges.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $87,748 at September 30, 2023 and $88,843 at December 31, 2022.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $403,802 and $380,443 at September 30, 2023 and December 31, 2022, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2023				December 31, 2022
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,079	$786	$—	$—	$1,467	$738	$—	$—
Interest rate swap agreements	—	—	3,946	—	—	—	—	—
Forward starting swap agreements	—	—	24,877	—	—	—	19,291	—
Net investment contracts	291	—	—	—	—	2,229	—	—
Commodity contracts	—	—	—	—	181	33	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,157	2,162	—	—	2,348	790	—	—
Total derivatives	$3,527	$2,948	$28,823	$—	$3,996	$3,790	$19,291	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2023	2022	2023	2022
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(6,705)	$(3,374)	$5,066	$(2,836)

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain recognized in AOCI, net of tax	September 30, 2023	December 31, 2022
Foreign exchange contracts	$715	$627
Interest rate swap agreements	2,952	—
Forward starting swap agreements	17,150	13,191
Net investment contracts	10,295	9,440
Commodity contracts	—	91

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company expects a gain of $715 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2023	2022	2023	2022
Foreign exchange contracts	Sales	$1,757	$229	$4,847	$590
	Cost of goods sold	159	573	187	1,202
Commodity contracts	Cost of goods sold	(3)	(319)	194	(40)

NOTE 14 - FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2023, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,236	$—	$3,236	$—
Net investment contracts	291	—	291	—
Interest rate swap agreements	3,946	—	3,946	—
Forward starting swap agreements	24,877	—	24,877	—
Pension surplus	48,093	48,093	—	—
Total assets	$80,443	$48,093	$32,350	$—
Liabilities:
Foreign exchange contracts	$2,948	$—	$2,948	$—
Deferred compensation	39,136	—	39,136	—
Total liabilities	$42,084	$—	$42,084	$—

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at September 30, 2023.

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

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2023 and December 31, 2022.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 15 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At September 30, 2023 and December 31, 2022, Trade accounts payable included $35,745 and $33,475, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations. The Company funded the transaction with available cash on hand and a $400,000 senior unsecured term loan. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The Fori acquisition extended the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment.

On July 21, 2023, Christopher L. Mapes, the Company’s President and Chief Executive Officer and Chairman of the Board of Directors, notified the Company of his intention to retire from his position as President and Chief Executive Officer effective as of the close of business on December 31, 2023.  After December 31, 2023, Mr. Mapes will be designated Executive Chairman of the Board.  In connection with Mr. Mapes’ notification of his retirement, the Board elected Steven B. Hedlund as President and Chief Executive Officer of the Company, effective as of January 1, 2024 (the “Transition Date”).  Mr. Mapes will remain the Company’s principal executive officer until the close of business on December 31, 2023, and Mr. Hedlund will succeed Mr. Mapes as principal executive officer as of the Transition Date.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,033,214		$935,240		$97,974	10.5%
Cost of goods sold	667,584		625,722		(41,862)	(6.7)%
Gross profit	365,630	35.4%	309,518	33.1%	56,112	18.1%
Selling, general & administrative expenses	187,115	18.1%	159,045	17.0%	(28,070)	(17.6)%
Rationalization and asset impairment charges	7,074	0.7%	8,364	0.9%	1,290	15.4%
Operating income	171,441	16.6%	142,109	15.2%	29,332	20.6%
Interest expense, net	10,809		8,210		(2,599)	(31.7)%
Other income	801		3,588		(2,787)	(77.7)%
Income before income taxes	161,433	15.6%	137,487	14.7%	23,946	17.4%
Income taxes	32,090		28,262		(3,828)	(13.5)%
Effective tax rate	19.9%		20.6%		0.7%
Net income	$129,343	12.5%	$109,225	11.7%	$20,118	18.4%
Diluted earnings per share	$2.22		$1.87		$0.35	18.7%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$3,133,122		$2,830,277		$302,845	10.7%
Cost of goods sold	2,038,707		1,857,501		(181,206)	(9.8)%
Gross profit	1,094,415	34.9%	972,776	34.4%	121,639	12.5%
Selling, general & administrative expenses	569,979	18.2%	492,523	17.4%	(77,456)	(15.7)%
Rationalization and asset impairment charges	10,618	0.3%	9,405	0.3%	(1,213)	(12.9)%
Operating income	513,818	16.4%	470,848	16.6%	42,970	9.1%
Interest expense, net	35,708		20,867		(14,841)	(71.1)%
Other income	11,727		7,088		4,639	65.4%
Income before income taxes	489,837	15.6%	457,069	16.1%	32,768	7.2%
Income taxes	101,232		93,991		(7,241)	(7.7)%
Effective tax rate	20.7%		20.6%		(0.1)%
Net income	$388,605	12.4%	$363,078	12.8%	$25,527	7.0%
Diluted earnings per share	$6.67		$6.17		$0.50	8.1%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$935,240	$(6,551)	$82,723	$10,196	$11,606	$1,033,214
% Change
Lincoln Electric Holdings, Inc.		(0.7)%	8.8%	1.1%	1.2%	10.5%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$2,830,277	$66,962	$185,284	$58,710	$(8,111)	$3,133,122
% Change
Lincoln Electric Holdings, Inc.		2.4%	6.5%	2.1%	(0.3)%	10.7%

Net sales increased for the three months ended September 30, 2023 primarily due to the benefit of acquisitions.

Net sales increased for the nine months ended September 30, 2023 primarily due to the benefit of acquisitions, higher demand levels and increased product pricing as a result of higher input costs.

Gross Profit:

Gross profit increased for the three months ended September 30, 2023 driven by favorable mix, effective cost management and benefits of prior pricing actions.

Gross profit increased for the nine months ended September 30, 2023 driven by pricing actions taken to offset higher inputs costs. The three and nine months ended September 30, 2023 includes a last-in, first-out (“LIFO”) benefit of $1,323 and a charge of $1,179, respectively, as compared with charges of $3,108 and $20,420, respectively, in the same 2022 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and nine months ended September 30, 2023 as compared to the same 2022 periods, primarily due to acquisitions and higher employee-related costs.

Income Taxes:

The effective tax rate was slightly lower for the three months and slightly higher for the nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to mix of earnings and discrete tax items.

Segment Results

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange (4)	2023
Operating Segments
Americas Welding	$585,628	$2,072	$72,159	$3,488	$1,881	$665,228
International Welding	216,497	6,296	10,564	477	8,176	242,010
The Harris Products Group	133,115	(14,919)	—	6,231	1,549	125,976

% Change
Americas Welding		0.4%	12.3%	0.6%	0.3%	13.6%
International Welding		2.9%	4.9%	0.2%	3.8%	11.8%
The Harris Products Group		(11.2)%	—	4.7%	1.2%	(5.4)%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2023
Operating Segments
Americas Welding	$1,715,342	$95,106	$161,355	$34,161	$(5,125)	$2,000,839
International Welding	711,167	645	23,929	16,345	(4,257)	747,829
The Harris Products Group	403,768	(28,789)	—	8,204	1,271	384,454

% Change
Americas Welding		5.5%	9.4%	2.0%	(0.3)%	16.6%
International Welding		0.1%	3.4%	2.3%	(0.6)%	5.2%
The Harris Products Group		(7.1)%	—	2.0%	0.3%	(4.8)%

(1)	Modest growth for the three months ended September 30, 2023 for Americas Welding and International Welding offset by challenging prior year comparisons for The Harris Products Group. Increase for the nine months ended September 30, 2023 for Americas Welding and International Welding due to higher volumes in all product groups. Decrease for the nine months ended September 30, 2023 for The Harris Products group due to challenging prior year comparisons.
(2)	Increase for the three and nine months ended September 30, 2023 for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(3)	Increase for the three months ended September 30, 2023 in The Harris Product Group due to increases in commodity costs. Increase for the nine months ended September 30, 2023 for all segments reflects increased product pricing to offset higher input costs.
(4)	Increase for the three months ended September 30, 2023 in International Welding primarily due to appreciation of the Euro.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$665,228	$585,628	$79,600	13.6%
Inter-segment sales	28,875	35,353	(6,478)	(18.3)%
Total Sales	$694,103	$620,981	73,122	11.8%
Adjusted EBIT (4)	$136,476	$118,804	17,672	14.9%
As a percent of total sales (1)	19.7%	19.1%		0.6%
International Welding:
Net sales	$242,010	$216,497	25,513	11.8%
Inter-segment sales	4,896	9,994	(5,098)	(51.0)%
Total Sales	$246,906	$226,491	20,415	9.0%
Adjusted EBIT (5)	$30,239	$25,225	5,014	19.9%
As a percent of total sales (2)	12.2%	11.1%		1.1%
The Harris Products Group:
Net sales	$125,976	$133,115	(7,139)	(5.4)%
Inter-segment sales	2,299	2,642	(343)	(13.0)%
Total Sales	$128,275	$135,757	(7,482)	(5.5)%
Adjusted EBIT	$20,405	$14,432	5,973	41.4%
As a percent of total sales (3)	15.9%	10.6%		5.3%
Corporate / Eliminations:
Inter-segment sales	$(36,070)	$(47,989)	11,919	24.8%
Adjusted EBIT (6)	(2,952)	(1,685)	(1,267)	(75.2)%
Consolidated:
Net sales	$1,033,214	$935,240	97,974	10.5%
Net income	$129,343	$109,225	20,118	18.4%
As a percent of total sales	12.5%	11.7%		0.8%
Adjusted EBIT (7)	$184,168	$156,776	27,392	17.5%
As a percent of sales	17.8%	16.8%		1.0%

(1)	Increase for the three months ended September 30, 2023 as compared to September 30, 2022 primarily driven by effective cost management.
(2)	Increase for the three months ended September 30, 2023 as compared to September 30, 2022 primarily driven by higher volumes and effective cost management.
(3)	Increase for the three months ended September 30, 2023 as compared to September 30, 2022 primarily reflects effective cost management and operational improvements.
(4)	The three months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $408 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements and the amortization of the step up in value of acquired inventories of $3,648 as discussed in Note 4 to the consolidated financial statements. The three months ended September 30, 2022 exclude the amortization of step up in value of acquired inventories of $353 related to an acquisition as discussed in Note 4 to the consolidated financial statements.
(5)	The three months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $6,666 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements and the amortization of the step up in value of acquired inventories of $1,204 as discussed in Note 4 to the consolidated financial statements. The three months ended September 30, 2022 exclude Rationalization and asset impairment charges of $8,364 as discussed in Note 6 to the consolidated financial statements.

(6)	The three months ended September 30, 2022 exclude acquisition transaction costs of $3,068 related to an acquisition as discussed in Note 4 to the consolidated financial statements.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$2,000,839	$1,715,342	$285,497	16.6%
Inter-segment sales	92,043	92,540	(497)	(0.5)%
Total Sales	$2,092,882	$1,807,882	285,000	15.8%
Adjusted EBIT (4)	$408,800	$348,439	60,361	17.3%
As a percent of total sales (1)	19.5%	19.3%		0.2%
International Welding:
Net sales	$747,829	$711,167	36,662	5.2%
Inter-segment sales	19,941	25,749	(5,808)	(22.6)%
Total Sales	$767,770	$736,916	30,854	4.2%
Adjusted EBIT (5)	$93,609	$97,321	(3,712)	(3.8)%
As a percent of total sales (2)	12.2%	13.2%		(1.0)%
The Harris Products Group:
Net sales	$384,454	$403,768	(19,314)	(4.8)%
Inter-segment sales	8,063	8,570	(507)	(5.9)%
Total Sales	$392,517	$412,338	(19,821)	(4.8)%
Adjusted EBIT	$58,898	$51,952	6,946	13.4%
As a percent of total sales (3)	15.0%	12.6%		2.4%
Corporate / Eliminations:
Inter-segment sales	$(120,047)	$(126,859)	6,812	5.4%
Adjusted EBIT (6)	(14,538)	(10,470)	(4,068)	(38.9)%
Consolidated:
Net sales	$3,133,122	$2,830,277	302,845	10.7%
Net income	$388,605	$363,078	25,527	7.0%
As a percent of total sales	12.4%	12.8%		(0.4)%
Adjusted EBIT (7)	$546,769	$487,242	59,527	12.2%
As a percent of sales	17.5%	17.2%		0.3%

(1)	Increase for the nine months ended September 30, 2023 as compared to September 30, 2022 primarily driven by higher volumes and pricing actions taken to offset higher inputs costs, offset by the impact of acquisitions.
(2)	Decrease for the nine months ended September 30, 2023 as compared to September 30, 2022 primarily driven by challenging prior year comparisons.
(3)	Increase for the nine months ended September 30, 2023 as compared to September 30, 2022 primarily reflects effective cost management and operational improvements.
(4)	The nine months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $408 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements and the amortization of the step up in value of acquired inventories of $9,390 as discussed in Note 4 to the consolidated financial statements. The nine months ended September 30, 2022 exclude a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of step up in value of acquired inventories of $1,106 as discussed in Note 4 to the consolidated financial statements and Rationalization and asset impairment net gains of $998 as discussed in Note 6 to the consolidated financial statements.
(5)	The nine months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $10,210 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements, the amortization of the step up in value of acquired inventories of $2,862 as discussed in Note 4 to the consolidated financial statements and a gain on asset disposal of $1,646. The nine months ended September 30, 2022 exclude Rationalization and asset impairment charges of $10,403 as discussed in Note 6 to the consolidated financial statements.
(6)	The nine months ended September 30, 2022 exclude acquisition transaction costs of $3,068 related to an acquisition as discussed in Note 4 to the consolidated financial statements.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income as reported	$171,441	$142,109	$513,818	$470,848
Special items (pre-tax):
Rationalization and asset impairment charges (1)	7,074	8,364	10,618	9,405
Acquisition transaction costs (2)	—	3,068	—	3,068
Amortization of step up in value of acquired inventories (3)	4,852	(353)	12,252	1,106
Adjusted operating income	$183,367	$153,188	$536,688	$484,427

Net income as reported	$129,343	$109,225	$388,605	$363,078
Special items:
Rationalization and asset impairment charges (1)	7,074	8,364	10,618	9,405
Acquisition transaction costs (2)	—	3,068	—	3,068
Pension settlement net gains (4)	—	—	—	(4,273)
Amortization of step up in value of acquired inventories (3)	4,852	(353)	12,252	1,106
Gains on asset disposal (5)	—	—	(1,646)	—
Tax effect of Special items (6)	(1,780)	(731)	(3,908)	58
Adjusted net income	139,489	119,573	405,921	372,442
Interest expense, net	10,809	8,210	35,708	20,867
Income taxes as reported	32,090	28,262	101,232	93,991
Tax effect of Special items (6)	1,780	731	3,908	(58)
Adjusted EBIT	$184,168	$156,776	$546,769	$487,242
Effective tax rate as reported	19.9%	20.6%	20.7%	20.6%
Net special item tax impact	(0.4)%	(1.1)%	(0.1)%	(0.5)%
Adjusted effective tax rate	19.5%	19.5%	20.6%	20.1%
Diluted earnings per share as reported	$2.22	$1.87	$6.67	$6.17
Special items per share	0.18	0.17	0.30	0.16
Adjusted diluted earnings per share	$2.40	$2.04	$6.97	$6.33

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.

(2)	Costs related to acquisitions and are included in Selling, general & administrative.
(3)	Costs related to acquisitions and are included in Cost of goods sold.
(4)	Pension net gains primarily due to the final settlement associated with the termination of a pension plan and are included in Other income.
(5)	Gain on asset disposal and included in Other income.
(6)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2023	2022	$ Change
Cash provided by operating activities (1)	$545,880	$271,584	$274,296
Cash used by investing activities (2)	(101,109)	(72,257)	(28,852)
Capital expenditures	(66,459)	(52,301)	(14,158)
Acquisition of businesses, net of cash acquired	(32,685)	(22,294)	(10,391)
Cash used by financing activities (3)	(311,382)	(237,426)	(73,956)
(Payments on) proceeds from short-term borrowings	(74,818)	9,399	(84,217)
(Payments on) proceeds from long-term borrowings	(7,997)	5,600	(13,597)
Purchase of shares for treasury	(130,589)	(156,216)	25,627
Cash dividends paid to shareholders	(111,277)	(98,377)	(12,900)
Increase (decrease) in Cash and cash equivalents (4)	145,517	(51,651)	197,168

(1)	Cash provided by operating activities increased for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022 primarily due to improved working capital position.
(2)	Cash used by investing activities increased for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022 primarily due to capital expenditures and cash used in the acquisition of businesses in 2023. The Company currently anticipates capital expenditures of $80,000 to $100,000 in 2023. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.

(3)	Cash used by financing activities increased in the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022 due to increased payments on short- and long-term borrowings in 2023.
(4)	Cash and cash equivalents increased 73.8%, or $145,517, to $342,667 during the nine months ended September 30, 2023, from $197,150 as of December 31, 2022. At September 30, 2023, $169,202 of Cash and cash equivalents was held by international subsidiaries.

In October 2023, the Company paid a cash dividend of $0.64 per share, or $36,608, to shareholders of record as of September 30, 2023.

Working Capital Ratios

	September 30, 2023	December 31, 2022	September 30, 2022
Average operating working capital to Net sales (1)	18.3%	20.9%	19.5%
Days sales in Inventories	116.6	132.5	129.0
Days sales in Accounts receivable	50.5	57.0	48.4
Average days in Trade accounts payable	49.8	57.0	54.0

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended September 30,
	2023	2022
Net income as reported	$497,751	$437,505
Plus: Interest expense (after-tax)	36,283	20,732
Less: Interest income (after-tax)	3,104	1,019
Net operating profit after taxes	$530,930	$457,218
Special items:
Rationalization and asset impairment charges	13,001	10,955
Acquisition transaction costs	2,935	3,068
Pension settlement charges (1)	—	42,131
Amortization of step up in value of acquired inventories	12,253	1,379
Gain on asset disposal	(1,646)	—
Tax effect of Special items (2)	(5,159)	(26,393)
Adjusted net operating profit after taxes	$552,314	$488,358

Invested Capital	September 30, 2023	September 30, 2022
Short-term debt	$7,700	$68,375
Long-term debt, less current portion	1,102,858	711,250
Total debt	1,110,558	779,625
Total equity	1,225,582	924,228
Invested capital	$2,336,140	$1,703,853

Return on invested capital as reported	22.7%	26.8%
Adjusted return on invested capital	23.6%	28.7%

(1)	Related to lump sum pension payments due to the final settlement associated with the termination of a pension plan.
(2)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At September 30, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, was approximately $974,061 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,103,076 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $84,876. As of September 30, 2023, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $7,482.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. The proceeds of the Term Loan were used to pay a portion of the purchase price in connection with the acquisition of Fori. As of September 30, 2023, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Except for changes in connection with the Company’s acquisition of Fori business noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2023, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,409 plaintiffs, which is a net decrease of 49 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 56,960 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,014 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the third quarter of 2023 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
July 1 - 31, 2023	56,362	(1)	$200.74	55,773	8,386,013
August 1 - 31, 2023	93,548	(1)	190.69	92,274	8,293,739
September 1 - 30, 2023	88,583	(1)	182.91	87,720	8,206,019
Total	238,493		190.17	235,767

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 1.8 million shares at a total cost of $267.9 million for a weighted average cost of $149.32 per share through September 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
October 27, 2023