Form 10-K
period 2023-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2024-02-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares held by non-affiliates as of June 30, 2023 was $11,222,091,898 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2024 was 56,822,805.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2024 Annual Meeting of Shareholders.

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

Environmental Regulations

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 46 facilities worldwide.

The Company ensures compliance as well as the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainability initiatives through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, environmental regulation, exchange controls and currency fluctuations.

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2023 was approximately 12,000.

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

Diversity and Inclusion

The Company has a longstanding commitment to equal opportunity in all aspects of employment—including employee compensation, job placement and promotion regardless of gender, race or other personal characteristics. The Company’s culture is underpinned by its core values, including the guiding principles championed by James F. and John C. Lincoln when they founded Lincoln Electric over 125 years ago – The Golden Rule: Treat Others How You Would Like to Be Treated. The Company has implemented several measures that focus on accountability for making progress in diversity.

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

The Company’s annual talent and succession planning process reviews 100% of its global professional staff worldwide to support the development of a talent pipeline for critical roles in general management, engineering and operations. This evaluation includes the Company’s CEO, as well as segment business and functional leaders who focus on high potential and diverse talent, as well as planning succession within the Company’s most critical roles.

The Company believes that the practices outlined above result in sustained increases in shareholder value and reflect its compensation philosophy of aligning long-term pay and performance.

Health and Safety

Health and safety is a priority for the Company, and its vision is an accident-free workplace with zero safety incidents. The Company follows a rigorous health and safety program that adheres to stringent safety standards and best practices to ensure its manufacturing operations, related processes and products do not negatively impact the health and welfare of its employees, customers and neighbors.

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

See "Part I, Item 1D" for information regarding the Company’s executive officers, which is incorporated herein by reference.

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it had ceased operations in Russia and implemented plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia were less than 1% of consolidated Net sales and Total assets for the year ended December 31, 2023 and 2022, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

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

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, political unrest, pandemics, labor disputes and natural disasters, including events caused by climate change. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for the losses.

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

We are subject to risks relating to our information systems and data.

The conduct and management of our business relies extensively on information systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical information technology and other infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many companies, our information systems and those of third parties who provide products or services to us may be subject to cybersecurity threats and cybersecurity incidents. To date, no such cybersecurity incidents have had a material impact on our business or operations. However, cybersecurity threats or cybersecurity incidents involving our systems or those of our third party service providers could interrupt our ability to manage and operate the business, impact data, and adversely affect our results of operations and financial condition. The Company continues to invest in cybersecurity, including measures intended to maintain and enhance cybersecurity resilience, and the Company’s cybersecurity risks are regularly monitored by the Audit Committee of our Board of Directors. Nevertheless, due to the nature of cybersecurity threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cybersecurity threats and cybersecurity incidents, and a significant cybersecurity incident could result in financial loss, unfavorable publicity, damage to our reputation, loss of data, including our trade secrets and other competitive information, allegations by our customers and business partners that we have not performed our contractual obligations, litigation by affected parties, governmental investigations, and related monetary damages, injunctive requirements, and fines or other sanctions. Any of these events could have an adverse effect on our results of operations and financial condition.

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

As of December 31, 2023, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,387 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 56,986 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,015 were decided in favor of the Company following summary judgment motions.

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

Our business is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowances of deferred tax assets or changes in tax laws. There can be no assurance that changes in tax laws or regulations, both within the United States and the various foreign jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (The “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

The amount of income taxes paid is subject to ongoing audits by the United States federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments which could have a material adverse effect on our results of operations.

Evolving international laws and enforcement relating to data privacy could adversely affect our operations.

Our business is also subject to increasingly complex and changing laws and regulations enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Laws and regulations addressing personal information, including with respect to the European Union’s General Data Protection Regulation ("GDPR"), and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with data protection or privacy-related legal obligations may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management process is integrated into our Enterprise Risk Management “ERM” process as described in Item 1A. Risk Factors. Cybersecurity has been identified as a critical risk.

To identify, assess, and manage material cybersecurity risks, we regularly evaluate and take steps to enhance our cybersecurity protocols to protect against or mitigate cyber threats. We conduct third-party and internal assessments of our environments, including system penetration testing, test our recovery and response processes, and we consider industry standards when developing our information security program. The Company has an information security training program, which calls for training all computer-based employees twice per year, through various employee training modules relative to information security matters and phishing simulation events with employees to raise cybersecurity awareness.

From time to time, we engage third-party assessors, consultants, auditors and others to assist us with evaluating, enhancing, implementing and monitoring our cybersecurity risk-management programs. We maintain processes to oversee and identify cybersecurity risks associated with our use of third-party service providers such as vigilant contract and vendor due diligence review, as well as annual review of the service providers’ independent audit report where applicable.

Like many companies, our systems and those of our third party providers who provide us with services and products may be subject to cybersecurity threats and cybersecurity incidents. To date, no such cybersecurity incidents have had a material impact on our business or operations. However, if as a result of any future incidents or our systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity incident, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company maintains an insurance policy with respect to cybersecurity and has undergone several simulation, preparedness and response exercises. See “Risks Related to Manufacturing and Operations” in Item 1A. Risk Factors.

Governance

Our Board oversees the management of our risks, including risks from cybersecurity threats, on an enterprise-wide basis, and the Lead Independent Director promotes our Board’s engagement in this process. Our Board has delegated oversight of the risk assessment and mitigation process with respect to cybersecurity to the Audit Committee of our Board. The Audit Committee regularly monitors the Company’s cybersecurity risks and receives updates from the Chief Information Officer (“CIO”) at each meeting. In addition, the Audit Committee regularly reviews the overall effectiveness of the information technology security environment. The CIO reports to the full Board about cybersecurity on an annual basis.

Lisa Dietrich is our CIO. Ms. Dietrich has 25 years of experience in the Information Technology (“IT”) and cybersecurity industry. In her role as CIO, Ms. Dietrich is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. On at least a quarterly basis, Ms. Dietrich chairs the IT Governance Committee, which includes the executive management team. The purpose of this committee is to inform and make strategic decisions on IT related matters, including the prevention, detection, mitigation and remediation of cybersecurity incidents. In addition, Ms. Dietrich regularly reviews key cybersecurity risk metrics and reporting designed to measure the effectiveness of related processes and procedures. Ms. Dietrich utilizes this information in her reporting to the Board and Audit Committee of the Board.

ITEM 1D. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	62

Executive Chairman of the Board since January 1, 2024; Chairman of the Board from December 21, 2013 to December 31, 2023; President and Chief Executive Officer from December 31, 2012 to December 31, 2023; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010.

Steven B. Hedlund	57

President and Chief Executive Officer since January 1, 2024; Executive Vice President, Chief Operating Officer from May 9, 2022 to December 31, 2023; Executive Vice President and President, Americas and International Welding from October 21, 2020 to May 9, 2022; Executive Vice President and President, International Welding from June 1, 2017 to October 21, 2020; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014.

Gabriel Bruno	56

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

Jennifer I. Ansberry	50

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Michele R. Kuhrt	57

Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 25, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

Lisa A. Dietrich	51

Executive Vice President, Chief Information Officer since May 9, 2022. Senior Vice President and Chief Information Officer, American Greetings Corporation (a global leader in the large and enduring Celebrations marketplace) from March 2018 until April 2022; Vice President of Business Transformation and Executive Director, American Greetings Corporation from January 2011 to March 2018.

Geoffrey P. Allman	53

Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to January 1, 2019; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to July 1, 2012.

Michael J. Whitehead	50

Senior Vice President, President, Global Automation, Cutting and Additive Businesses since January 1, 2019; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

Peter M. Pletcher	50

Senior Vice President, President, Americas Welding since January 1, 2024; Senior Vice President, President International from August 1, 2022 to December 31, 2023; Senior Vice President, President, International Welding from December 10, 2020 to August 1, 2022; Vice President, President, Europe Welding from April 1, 2019 to December 10, 2020; Vice President, President, Global Automation from January 1, 2018 to April 1, 2019; Director, Business Development, Cutting Products from January 1, 2016 to January 1, 2018.

Gregory Doria	47

Senior Vice President, President, Harris Products Group and Asia Pacific Welding since January 1, 2024; Senior Vice President, President, Harris Products Group from October 1, 2021 to December 31, 2023; Senior Vice President, Chief Operating Officer, Harris Products Group from April 21, 2021 to September 30, 2021; Vice President, Marketing from July 1, 2019 to April 20, 2021; Director, Global Industry Segments from March 1, 2017 to June 30, 2019; Regional Sales Manager, West Region from October 6, 2014 to February 28, 2017.

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

The Company has 71 manufacturing and automation system integration facilities, including operations and joint ventures across 21 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States

Cleveland, Columbus, Coldwater, Fort Loramie, and Orrville, Ohio; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.

Brazil	Atibaia; Guarulhos; Sao Paulo; Caxias do Sul.
Canada	Toronto; Mississauga; Hamilton; Montreal; Vankleek Hill.
Colombia	Bogota.
Chile	Santiago.
Mexico	Mexico City; Torreon; Saltillo.
International Welding:
Australia	Newcastle; Gladstone.
Austria	Scheifling.
China	Tangshan; Shanghai; Beijing.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt; Merzig.
India	Chennai; Pune.
Italy	Corsalone.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
South Korea	Siheung-si.
Spain	Valencia; Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina; Gordonsville, Carthage, Tennessee; Florence, Alabama.
Brazil	Maua.
Italy	Verona.
Mexico	Guadalupe.
Poland	Dzierzoniow.
Portugal	Albergaria-a-Velha.

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

As of December 31, 2023, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,387 plaintiffs, which is a net decrease of 22 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 56,986 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,015 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2023 was 2,214.

Issuer purchases of equity securities for the fourth quarter 2023 were:

				Total Number of Shares	Maximum Number
				Purchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans
Period	Purchased		Paid Per Share	Programs	or Programs (2)
October 1 - 31, 2023	100,749	(1)	$179.12	98,253	8,107,766
November 1 - 30, 2023	132,659	(1)	188.51	132,617	7,975,149
December 1 - 31, 2023	120,132	(1)	209.13	116,629	7,858,520
Total	353,540		192.84	347,499

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a share repurchase program for up to 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase program were 2.1 million shares at a total cost of $334.9 million for a weighted average cost of $156.37 per share through December 31, 2023.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2019 and ending December 31, 2023. This graph assumes that $100 was invested on December 31, 2018 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

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

The Company invests in the research and development of arc welding products in order to continue its market leading product offering and improve the quality and productivity of welding applications. In addition, the Company actively protects its innovations with patents and trade secrets globally. The Company believes its significant investment in research and development, its highly trained technical sales force and its extensive distributor network provide a competitive advantage in the marketplace.

The Company’s products are sold globally. In the Americas, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of the Americas, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors and product users.

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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 46 facilities worldwide.

The Company ensures compliance and the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainable operations through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

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

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted earnings before interest and income taxes; adjusted earnings before interest, taxes and bonus; adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, as well as applicable ratios such as return on invested capital, adjusted return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and are compared with historical periods, as well as objectives established by the Board of Directors of the Company.

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2023 and 2022. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2022 and 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2023		2022		2023 vs. 2022
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$4,191,636		$3,761,211		$430,425	11.4%
Cost of goods sold	2,726,191		2,480,451		(245,740)	(9.9)%
Gross profit	1,465,445	35.0%	1,280,760	34.1%	184,685	14.4%
Selling, general & administrative expenses	758,910	18.1%	656,636	17.5%	(102,274)	(15.6)%
Rationalization and asset impairment charges	(11,314)	(0.3)%	11,788	0.3%	23,102	196.0%
Operating income	717,849	17.1%	612,336	16.3%	105,513	17.2%
Interest expense, net	44,371		29,500		(14,871)	(50.4)%
Other income	13,388		9,991		3,397	34.0%
Income before income taxes	686,866	16.4%	592,827	15.8%	94,039	15.9%
Income taxes	141,618		120,603		(21,015)	(17.4)%
Effective tax rate	20.6%		20.3%		(0.3)%
Net income	$545,248	13.0%	$472,224	12.6%	$73,024	15.5%
Diluted earnings per share	$9.37		$8.04		$1.33	16.5%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2023 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume	Acquisitions	Price	Exchange	2023
Lincoln Electric Holdings, Inc.	$3,761,211	$85,686	$276,571	$64,146	$4,022	$4,191,636
% Change
Lincoln Electric Holdings, Inc.		2.3%	7.4%	1.7%	0.1%	11.4%

Net sales increased primarily due to the benefit of acquisitions, higher demand levels and increased product pricing as a result of higher input costs.

Gross Profit:

Gross profit increased for the year ended December 31, 2023 primarily due to pricing actions taken to offset higher inputs costs and favorable segment mix, which offset the impact of acquisitions.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased in 2023 as compared to 2022 primarily due to acquisitions and higher employee-related costs.

Rationalization and asset impairment charges:

In 2023, the Company recorded a gain of $11,314 primarily related to the sale of a property offset by rationalization and asset impairment charges within International Welding.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2023:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2022	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2023
Operating Segments
Americas Welding	$2,288,934	$109,860	$222,493	$37,125	$(2,866)	$2,655,546
International Welding	954,281	12,519	54,078	14,691	4,437	1,040,006
The Harris Products Group	517,996	(36,693)	—	12,330	2,451	496,084

% Change
Americas Welding		4.8%	9.7%	1.6%	(0.1)%	16.0%
International Welding		1.3%	5.7%	1.5%	0.5%	9.0%
The Harris Products Group		(7.1)%	—	2.4%	0.5%	(4.2)%

(1)	Increase for Americas Welding due to higher volumes in all product groups. Increase for International Welding due to higher equipment volumes. Decrease for the Harris Products Group due to weakness in end markets.
(2)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(3)	Increase for all segments reflects increased product pricing to offset higher input costs.

Adjusted Earnings Before Interest and Income Taxes (“Adjusted EBIT”):

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. EBIT is defined as Operating income plus Other income. EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Year Ended December 31,		2023 vs. 2022
	2023	2022	$	%
Americas Welding:
Net sales	$2,655,546	$2,288,934	$366,612	16.0%
Inter-segment sales	127,536	122,019	5,517	4.5%
Total Sales	$2,783,082	$2,410,953	$372,129	15.4%
Adjusted EBIT (4)	$538,269	$462,819	$75,450	16.3%
As a percent of total sales (1)	19.3%	19.2%		0.1%
International Welding:
Net sales	$1,040,006	$954,281	$85,725	9.0%
Inter-segment sales	31,498	31,503	(5)	—
Total Sales	$1,071,504	$985,784	$85,720	8.7%
Adjusted EBIT (5)	$136,497	$120,157	$16,340	13.6%
As a percent of total sales (2)	12.7%	12.2%		0.5%
The Harris Products Group:
Net sales	$496,084	$517,996	$(21,912)	(4.2)%
Inter-segment sales	10,641	11,040	(399)	(3.6)%
Total Sales	$506,725	$529,036	$(22,311)	(4.2)%
Adjusted EBIT (6)	$74,144	$64,008	$10,136	15.8%
As a percent of total sales (3)	14.6%	12.1%		2.5%
Corporate / Eliminations:
Inter-segment sales	$(169,675)	$(164,562)	$(5,113)	(3.1)%
Adjusted EBIT (7)	(17,536)	(10,033)	(7,503)	(74.8)%
Consolidated:
Net sales	$4,191,636	$3,761,211	$430,425	11.4%
Net income	$545,248	$472,224	$73,024	15.5%
As a percent of total sales	13.0%	12.6%		0.4%
Adjusted EBIT (8)	$731,374	$636,951	$94,423	14.8%
As a percent of sales	17.4%	16.9%		0.5%

(1)	Increase for 2023 as compared to 2022 primarily driven by higher volumes and effective cost management, partially offset by the impact of acquisitions.
(2)	Increase for 2023 as compared to 2022 primarily driven by higher volumes and effective cost management.
(3)	Increase for 2023 compared to 2022 primarily reflects effective cost management and operational improvements.
(4)	2023 excludes the amortization of step up in value of acquired inventories of $9,390 and Rationalization and asset impairment net charges of $468.

2022 excludes a favorable adjustment related to the termination of a pension plan of $3,735, the amortization of step up in value of acquired inventories of $1,106 and Rationalization and asset impairment gains of $431 related to severance and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements.

(5)	2023 excludes pension settlement charges of $845, a gain on asset disposal of $1,646, the amortization of step up in value of acquired inventories of $2,862 and Rationalization and asset impairment net gains of $11,782 as discussed in Note 7 to the consolidated financial statements.

2022 excludes Rationalization and asset impairment charges of $11,681 related to impairment charges as discussed in Note 7 to the consolidated financial statements.

(6)	2022 excludes the amortization of step up in value of acquired inventories of $820 related to an acquisition and non-cash pension settlement charges of $2,965 as discussed in Note 11 to the consolidated financial statements.
(7)	2022 excludes acquisition transaction and integration costs of $6,003 as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2023	2022
Operating income as reported	$717,849	$612,336
Special items (pre-tax):
Rationalization and asset impairment charges (1)	(11,314)	11,788
Acquisition transaction costs (2)	—	6,003
Amortization of step up in value of acquired inventories (3)	12,252	1,106
Adjusted operating income	$718,787	$631,233

(1)	2023 reflects a gain on the sale of a property of $36,187, offset by rationalization and asset impairment charges of $24,873 within International Welding. 2022 charges are primarily related to employee severance, gains or losses on the disposal of assets and other related costs and non-cash asset impairment charges.
(2)	Costs related to acquisitions and included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions and included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2023	2022
Net income as reported	$545,248	$472,224
Special items:
Rationalization and asset impairment charges (1)	(11,314)	11,788
Acquisition transaction costs (2)	—	6,003
Pension settlement net charges (3)	845	(4,273)
Amortization of step up in value of acquired inventories (4)	12,252	1,106
Gain on asset disposal (5)	(1,646)	—
Tax effect of Special items (6)	2,537	(1,192)
Adjusted net income	$547,922	$485,656
Interest expense, net	44,371	29,500
Income taxes as reported	141,618	120,603
Tax effect of Special items (6)	(2,537)	1,192
Adjusted EBIT	$731,374	$636,951
Effective tax rate as reported	20.6%	20.3%
Net special item tax impact	(0.4)%	(0.2)%
Adjusted effective tax rate	20.2%	20.1%
Diluted earnings per share as reported	$9.37	$8.04
Special items per share	0.04	0.23
Adjusted diluted earnings per share	$9.41	$8.27

(1)	2023 reflects a gain on the sale of a property of $36,187, offset by rationalization and asset impairment charges of $24,873 within International Welding. 2022 charges are primarily related to employee severance, gains or losses on the disposal of assets and other related costs and non-cash asset impairment charges.
(2)	Costs related to acquisitions, as discussed in Note 4 to the consolidated financial statements, and are included in Selling, general & administrative.
(3)	2023 charges related to pension settlement charges. 2022 net gains primarily related to the final settlement associated with the termination of a pension plan, as discussed in Note 11 to the consolidated financial statements.
(4)	Costs related to acquisitions and included in Cost of goods sold.
(5)	Gain on asset disposal and included in Other income.
(6)	Includes the net tax impact of Special items recorded during the respective periods.

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

The Company continues to expand globally and periodically consider acquisitions that would involve significant investments. The Company can fund its global expansion plans with operational cash flow, but a significant acquisition may require access to capital markets, in particular, the long-term debt market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the United States, and then lends funds to the specific subsidiary needing or requiring funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.

The following table reflects changes in key cash flow measures:

	Year Ended December 31,
	2023	2022	$ Change
Cash provided by operating activities (1)	$667,542	$383,386	$284,156
Cash used by investing activities (2)	(74,729)	(504,691)	429,962
Capital expenditures	(90,987)	(71,883)	(19,104)
Acquisition of businesses, net of cash acquired	(32,685)	(436,298)	403,613
Proceeds from the sale of property, plant and equipment	49,494	3,331	46,163
Cash (used by) provided by financing activities (3)	(412,392)	133,725	(546,117)
(Payments on) proceeds from short-term borrowings	(79,873)	34,351	(114,224)
(Payments on) proceeds from long-term borrowings	(8,109)	405,444	(413,553)
Purchase of shares for treasury	(198,765)	(181,293)	(17,472)
Cash dividends paid to shareholders	(148,010)	(130,724)	(17,286)
Increase in Cash and cash equivalents (4)	196,637	4,192	192,445

(1)	Cash provided by operating activities increased for the twelve months ended December 31, 2023 compared with the twelve months ended December 31, 2022 primarily due to increased earnings and improved working capital.
(2)	Cash used by investing activities decreased for the twelve months ended December 31, 2023 compared with the twelve months ended December 31, 2022 primarily due to less acquisition activity in 2023. The Company currently anticipates capital expenditures of $90,000 to $110,000 in 2024. Anticipated capital expenditures include investments to increase capacity and improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the twelve months ended December 31, 2023 compared with the twelve months ended December 31, 2022 primarily due to increased payments on short- and long-term borrowings as compared with the prior year.
(4)	Cash and cash equivalents increased 99.7%, or $196,637, to $393,787 during the twelve months ended December 31, 2023, from $197,150 as of December 31, 2022. The increase was predominantly due to higher cash provided by operating activities in 2023.

The Company paid $148,010 and $130,724 in cash dividends to its shareholders in the twelve months ended December 31, 2023 and 2022, respectively. In January 2024, the Company paid a cash dividend of $0.71 per share, or $40,453, to shareholders of record on December 31, 2023, which reflects a 11% increase in the Company’s dividend payout rate.

Working Capital Ratios

	2023	2022
Average operating working capital to Net sales (1) (2)	17.1%	20.9%
Days sales in Inventories (3)	104.6	132.5
Days sales in Accounts receivable	50.0	57.0
Average days in Trade accounts payable	47.6	57.0

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In 2022, Average operating working capital excluding Fori would have been 18.6% as a percent of Net Sales.
(3)	In order to minimize supply chain disruptions in serving customers due to the impacts of the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories in 2022.

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

Debt

At December 31, 2023 and 2022, the total amount of debt outstanding was $1,105,210 and $1,203,879, respectively, while the fair value of long-term debt, including the current portion, was approximately $1,013,795 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,102,771 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The Notes each have an aggregate principal amount of $350,000. Interest on the Notes are payable semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 10.4 years, respectively.

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

The agreement governing the Term Loan (the “Term Loan Credit Agreement”) contains representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Credit Agreement requires the Company to maintain a minimum consolidated fixed charges coverage ratio and maximum consolidated net leverage ratio. As of December 31, 2023, the Company was in compliance with all of its covenants.

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2023, the Company was in compliance with all of its covenants and had no of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $89,145. As of December 31, 2023, the Company was in compliance with all of its covenants and had $2,435 outstanding at December 31, 2023.

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

The following table presents the reconciliation of ROIC and Adjusted ROIC to net income:

Return on Invested Capital	2023	2022
Net income as reported	$545,248	$472,224
Plus: Interest expense (after-tax)	38,050	23,276
Less: Interest income (after-tax)	5,033	1,202
Net operating profit after taxes	$578,265	$494,298
Special items:
Rationalization and asset impairment charges	(11,314)	11,788
Acquisition transaction costs	—	6,003
Pension settlement net charges	845	(4,273)
Amortization of step up in value of acquired inventories	12,252	1,106
Gain on asset disposal	(1,646)	—
Tax effect of Special items (1)	2,537	(1,192)
Adjusted net operating profit after taxes	$580,939	$507,730

Invested Capital
Short-term debt	$2,439	$93,483
Long-term debt, less current portion	1,102,771	1,110,396
Total debt	1,105,210	1,203,879
Total equity	1,308,852	1,034,041
Invested capital	$2,414,062	$2,237,920

Return on invested capital as reported	24.0%	22.1%
Adjusted return on invested capital	24.1%	22.7%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rate reflects the taxable jurisdiction and nature of each Special item.

Contractual and Other Obligations

The Company’s cash requirements for contractual and other obligations as of December 31, 2023 are as follows:

	Payments Due By Period
			2025 to	2027 to	2029 and
	Total	2024	2026	2028	Beyond
Long-term debt, including current portion (Note 9)	$1,100,009	$4	$500,005	$100,000	$500,000
Interest on long-term debt (Note 9)	258,448	23,135	43,120	39,970	152,223
Amounts due banks (Note 9)	2,435	2,435	—	—	—
Operating leases (Note 17)	61,229	14,574	20,808	11,200	14,647
Purchase commitments (1)	107,903	106,869	1,000	34	—
Transition Tax (2)	5,788	—	5,788	—	—
Total	$1,535,812	$147,017	$570,721	$151,204	$666,870

(1)	Purchase commitments include contractual obligations for raw materials and services.
(2)	Federal income taxes on the Company’s transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2018 overpayments and foreign tax credits.

As of December 31, 2023, there were $12,592 of tax liabilities related to unrecognized tax benefits and a $53,628 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur.

Stock-Based Compensation

On April 19, 2023, the shareholders of the Company approved the 2023 Equity and Incentive Compensation Plan ("2023 Employee Plan"), which replaced the 2015 Equity and Incentive Compensation Plan (“2015 Employee Plan”). The 2023 Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 2,025,000 of the Company’s common shares. In addition, on April 19, 2023, the shareholders of the Company approved the 2023 Stock Plan for Non-Employee Directors ("2023 Director Plan"), which replaced the 2015 Stock Plan for Non-Employee Directors (“2015 Director Plan”). The 2023 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 200,000 of the Company’s common shares. At December 31, 2023, there were 2,192,720 common shares available for future grant under all plans.

Under these plans, the number of options, restricted shares and restricted stock units granted were 241,824 in 2023 and 284,946 in 2022. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2023 and 2022.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2023 and 2022 was $26,223 and $25,276, respectively, with a related tax benefit of $6,711 and $6,363, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units was $17,254, which is expected to be recognized over a weighted average period of approximately one year.

The aggregate intrinsic value of options outstanding and exercisable, which would have been received by the optionees, had all awards been exercised at December 31, 2023 was $99,884 and $82,057, respectively. The total intrinsic value of awards exercised during 2023 and 2022 was $35,414 and $7,082, respectively.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2023. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of the statute of limitations. Liabilities can be affected by changes in applicable tax law, regulations, tax rulings or such other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 13 to the consolidated financial statements for further discussion of uncertain income tax positions.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. The Company will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company considers any remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

At December 31, 2023, the Company had approximately $172,734 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2023, a valuation allowance of $36,876 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 37% and 38% of total inventories at December 31, 2023 and 2022, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $129,946 at December 31, 2023 and $133,909 at December 31, 2022.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2023, a 10% change in pricing of commodity contracts and a 100 basis point increase in effective and variable interest rates at December 31, 2023. The derivative, borrowing and investment arrangements in effect at December 31, 2023 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2023, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2023 was $84,148. At December 31, 2023, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,744.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2023 was $492,600. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $25,267 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements. The Company also has a foreign currency forward contract hedge designated as a net investment hedge with a notional dollar amount of $119,607 at December 31, 2023. At December 31, 2023, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $11,658.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures related to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The notional amount of these contracts was 200,000 pounds at December 31, 2023. At December 31, 2023, a hypothetical 10% change in the price would have resulted in an increase or decrease to the value of the contracts by $74.

Interest Rate Risk

In anticipation of future debt issuance associated with the Notes referenced in Note 9 to the consolidated financial statements, the Company has interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The gross notional dollar value of these contracts was $100,000 at December 31, 2023. At December 31, 2023, a hypothetical 100 basis point increase to effective interest rates would have changed Accumulated other comprehensive income (loss) by $6,054. At December 31, 2023, a hypothetical 100 basis point increase to variable interest rates would have changed Interest expense by approximately $2,500.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. At December 31, 2023, a hypothetical 100 basis point increase to effective interest rates would have changed Accumulated other comprehensive income (loss) by $2,599.

The fair value of the Company’s cash and cash equivalents at December 31, 2023 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2024 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2023.

Except for the information set forth within Part I, Item 1D section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2024 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2024 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2024 proxy statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2024 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2024 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following reports and consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets – December 31, 2023 and 2022

Consolidated Statements of Equity – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021

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

10.2

First Amendment to Second Amendment and Restated Credit Agreement, dated as of March 8, 2023, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.7*

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

10.9*

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

10.11*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective April 25, 2022 (filed herewith).
10.12*	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective April 25, 2022 (filed herewith).
10.13*	Amendment No. 2 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective April 25, 2022 (filed herewith).
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

10.20*

2023 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 21, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.21*

2023 Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 21, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.22*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed as Exhibit 10.31 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2022, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.23*

Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2023 Stock Plan for Non-Employee Directors (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.24*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2023 Stock Plan for Non-Employee Directors (filed herewith).
10.25*

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

10.31*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.32*

Form of Stock Option Agreement for Executive Officers under 2023 Equity and Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.36*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.37*

Form of Restricted Stock Unit Agreement for Executive Officers under 2023 Equity and Incentive Compensation Plan (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.38*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended March 31, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.39*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended March 31, 2022, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.40*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended March 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.41*

Form of Performance Share Award Agreement for Executive Officers under 2023 Equity and Incentive Compensation Plan (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc., for the quarter ended June 30, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Lincoln Electric Holdings, Inc. Clawback Policy (Effective October 2, 2023) (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)
*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

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
February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven B. Hedlund	/s/ Gabriel Bruno
Steven B. Hedlund,	Gabriel Bruno,
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 27, 2024	(principal financial and accounting officer)
February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Brian D. Chambers, Director	Curtis E. Espeland, Director
February 27, 2024	February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Bonnie J. Fetch, Director	Patrick P. Goris, Director
February 27, 2024	February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Michael F. Hilton, Director	Marc A. Howze, Director
February 27, 2024	February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Kathryn Jo Lincoln, Director	Christopher L. Mapes, Executive Chairman of the Board
February 27, 2024	February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Phillip J. Mason, Director	Ben P. Patel, Director
February 27, 2024	February 27, 2024

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Hellene S. Runtagh, Director	Kellye L. Walker, Director
February 27, 2024	February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Goodwill impairment evaluation – Reporting Unit within Americas Welding Segment
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, at December 31, 2023, the Company’s total goodwill was $694.5 million, of that, $497.6 million relates to the Americas Welding segment. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment in the fourth quarter using the same date each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform a quantitative goodwill impairment test. The Company may perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions or changes to the reporting unit warrant a refresh of the baseline used in a qualitative test. The Company performed a quantitative assessment for a reporting unit within the Americas Welding segment and determined that the fair value of the reporting unit was in excess of the carrying value.

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

To test the estimated fair value used in the Company’s annual goodwill impairment test for the reporting unit within the Americas Welding segment, our audit procedures included, among others, assessing the valuation methodology, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. As it pertains to the terminal period revenue growth rate, we compared the significant assumptions used by management to third party industry data and economic trends, changes to the Company’s business model, customer base or product mix, as applicable. We involved valuation specialists to assist with our evaluation of the methodology applied and the reasonableness of certain assumptions selected by management, including, the weighted average cost of capital. Specifically, we evaluated the components of the weighted average cost of capital assumptions used by performing an independent corroborative analysis with involvement of valuation specialists. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.

Cleveland, OH
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2024

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales (Note 2)	$4,191,636	$3,761,211	$3,234,180
Cost of goods sold	2,726,191	2,480,451	2,165,575
Gross profit	1,465,445	1,280,760	1,068,605
Selling, general & administrative expenses	758,910	656,636	597,109
Rationalization and asset impairment charges (Note 7)	(11,314)	11,788	9,827
Operating income	717,849	612,336	461,669
Interest expense, net	44,371	29,500	22,214
Other income (expense) (Note 12)	13,388	9,991	(114,457)
Income before income taxes	686,866	592,827	324,998
Income taxes (Note 13)	141,618	120,603	48,418
Net income	$545,248	$472,224	$276,580

Basic earnings per share (Note 3)	$9.50	$8.14	$4.66
Diluted earnings per share (Note 3)	$9.37	$8.04	$4.60
Cash dividends declared per share	$2.63	$2.32	$2.09

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$545,248	$472,224	$276,580
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	2,627	5,815	5,607
Defined pension plan activity	(215)	11,450	88,539
Currency translation adjustment	43,139	(35,084)	(50,514)
Other comprehensive income (loss):	45,551	(17,819)	43,632
Comprehensive income	$590,799	$454,405	$320,212

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$393,787	$197,150
Accounts receivable (less allowance for doubtful accounts of $11,464 in 2023; $12,556 in 2022)	538,830	541,529
Inventories (Note 16)	562,864	665,451
Other current assets	197,630	153,660
Total Current Assets	1,693,111	1,557,790
Property, plant and equipment, net (Note 1)	575,316	544,871
Intangibles, net (Note 5)	186,667	202,706
Goodwill (Note 5)	694,452	665,257
Deferred income taxes (Note 13)	45,176	22,811
Other assets	182,575	187,111
TOTAL ASSETS	$3,377,297	$3,180,546
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$2,435	$82,444
Trade accounts payable	325,435	352,079
Accrued employee compensation and benefits	112,373	109,369
Dividends payable	40,453	36,879
Other current liabilities	273,910	261,087
Current portion of long-term debt (Note 9)	4	11,039
Total Current Liabilities	754,610	852,897
Long-term debt, less current portion (Note 9)	1,102,771	1,110,396
Deferred income taxes (Note 13)	13,146	17,022
Other liabilities	197,918	166,190
Total Liabilities	2,068,445	2,146,505
Shareholders' Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 240,000,000 shares; issued - 98,581,434 shares in 2023 and 2022; outstanding - 56,975,815 shares in 2023 and 57,623,539 shares in 2022	9,858	9,858
Additional paid-in capital	523,357	481,857
Retained earnings	3,688,038	3,306,500
Accumulated other comprehensive loss (Note 8)	(229,847)	(275,398)
Treasury shares, at cost - 41,605,619 shares in 2023 and 40,957,895 shares in 2022	(2,682,554)	(2,488,776)
Total Equity	1,308,852	1,034,041
TOTAL LIABILITIES AND TOTAL EQUITY	$3,377,297	$3,180,546

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(301,211)	$(2,149,714)	$790,250
Net income				276,580			276,580
Unrecognized amounts from defined benefit pension plans, net of tax					88,539		88,539
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,607		5,607
Currency translation adjustment					(50,514)		(50,514)
Cash dividends declared – $2.09 per share				(124,669)			(124,669)
Stock-based compensation activity	393		38,720			4,299	43,019
Purchase of shares for treasury	(1,247)					(164,526)	(164,526)
Other			2,590	(2,967)			(377)
Balance at December 31, 2021	58,787	9,858	451,268	2,970,303	(257,579)	(2,309,941)	863,909
Net income				472,224			472,224
Unrecognized amounts from defined benefit pension plans, net of tax					11,450		11,450
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,815		5,815
Currency translation adjustment					(35,084)		(35,084)
Cash dividends declared – $2.32 per share				(134,931)			(134,931)
Stock-based compensation activity	211		29,194			2,458	31,652
Purchase of shares for treasury	(1,374)					(181,293)	(181,293)
Other			1,395	(1,096)			299
Balance at December 31, 2022	57,624	9,858	481,857	3,306,500	(275,398)	(2,488,776)	1,034,041
Net income				545,248			545,248
Unrecognized amounts from defined benefit pension plans, net of tax					(215)		(215)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,627		2,627
Currency translation adjustment					43,139		43,139
Cash dividends declared – $2.63 per share				(151,513)			(151,513)
Stock-based compensation activity	451		43,609			4,987	48,596
Purchase of shares for treasury	(1,098)					(198,765)	(198,765)
Other			(2,109)	(12,197)			(14,306)
Balance at December 31, 2023	56,977	$9,858	$523,357	$3,688,038	$(229,847)	$(2,682,554)	$1,308,852

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$545,248	$472,224	$276,580
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 7)	4,779	8,100	(1,054)
Depreciation and amortization	86,670	78,059	81,146
Gain on sale of property	(36,187)	—	—
Deferred income taxes (Note 13)	(20,926)	(48,207)	(28,556)
Stock-based compensation	26,231	25,267	23,787
Pension settlement net charges	—	—	126,502
Other, net	(17,464)	11,982	(17,474)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	14,980	(65,010)	(65,844)
Decrease (increase) in inventories	122,094	(81,188)	(154,347)
(Increase) in other current assets	(35,608)	(18,297)	(23,913)
(Decrease) increase in trade accounts payable	(32,028)	16,852	82,394
Increase (decrease) in other current liabilities	10,056	(8,199)	68,292
Net change in other assets and liabilities	(303)	(8,197)	(2,450)
NET CASH PROVIDED BY OPERATING ACTIVITIES	667,542	383,386	365,063
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(90,987)	(71,883)	(62,531)
Acquisition of businesses, net of cash acquired (Note 4)	(32,685)	(436,298)	(156,106)
Proceeds from sale of property, plant and equipment	49,494	3,331	6,781
Other investing activities	(551)	159	6,500
NET CASH USED BY INVESTING ACTIVITIES	(74,729)	(504,691)	(205,356)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(79,873)	34,351	46,476
(Payments on) proceeds from long-term borrowings	(8,109)	405,444	(508)
Proceeds from exercise of stock options	22,365	6,385	19,232
Purchase of shares for treasury	(198,765)	(181,293)	(164,526)
Cash dividends paid to shareholders	(148,010)	(130,724)	(121,851)
Other financing activities	—	(438)	(763)
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES	(412,392)	133,725	(221,940)
Effect of exchange rate changes on Cash and cash equivalents	16,216	(8,228)	(2,088)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196,637	4,192	(64,321)

Cash and cash equivalents at beginning of period	197,150	192,958	257,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$393,787	$197,150	$192,958

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. Although the Company’s Net sales and Total assets in Russia are less than 1% of consolidated Net sales and Total assets as of December 31, 2023 and 2022, the Russia-Ukraine conflict and sanctions imposed globally may result in economic and supply chain disruptions, the ultimate financial impact of which cannot be reasonably estimated at this time. The Company continues to monitor the Russia-Ukraine conflict and its potential impacts.

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of Total equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts and translation adjustments are included in Net income. An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Turkish economy exceeded the three-year cumulative inflation rate of 100 percent during the second quarter of 2022. As a result, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules as of April 1, 2022. Under highly inflationary accounting, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar). Beginning April 1, 2022, the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet. For the years ended December 31, 2023 and 2022, this impact was not significant to the Company’s results.

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

Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were losses of $1,744 in 2023 and gains of $3,633 and $1,332 in 2022 and 2021, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. At December 31, 2023 and 2022, approximately 37% and 38% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 16 for additional details.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $31,881 and $30,164 at December 31, 2023 and 2022, respectively.

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2023	2022
Land	$67,949	$71,446
Buildings	445,041	447,098
Machinery and equipment	939,316	916,870
	1,452,306	1,435,414
Less accumulated depreciation	876,990	890,543
Total	$575,316	$544,871

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

Impairments

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets, including right-of-use assets and finite-lived intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 5, 7 and 17 for additional details.

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

Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and discount rates to value estimated cash flows. Changes in economic and operating conditions, actual growth below the assumed market participant assumptions or an increase in the discount rate could result in an impairment charge in a future period. Refer to Note 5 for additional details.

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

Refer to Notes 11 and 15 for additional details.

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

Refer to Note 2 for additional details.

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

Research and Development

Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $71,235, $63,207 and $55,969 in 2023, 2022 and 2021, respectively.

Bonus

The Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of medical costs, are included in Selling, general & administrative expenses. Bonus costs were $192,498, $159,281 and $120,686 in 2023, 2022 and 2021, respectively.

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

Refer to Note 13 for additional details.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the pre-acquisition carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 for additional details.

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

The following ASUs were adopted as of January 1, 2023 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance program, including key terms, amount outstanding, assets pledged as applicable, and presentation on the balance sheet. Refer to Note 19 for the impacts on the Company’s consolidated financial statements.

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
ASU No. 2023-06, Disclosure Improvements, issued October 2023

Requires amending certain disclosure and presentation requirements for a variety of topics within the ASC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or S-K becomes effective, or June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited.

ASU No. 2023-01, Leases-Common Control Arrangements (Topic 842), issued March 2023

Requires a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life, regardless of the lease term. The requirement of the ASU is effective January 1, 2024.

ASU No. 2023-07, Segment Reporting (Topic 280), issued November 2023.

Requires enhanced disclosures about significant segment expenses, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, an amount for other segment items by reportable segment, and disclosures about segment profit or loss and assets on an annual and interim basis. The amendments are effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. Early adoption is permitted.

ASU No. 2023-09, Income Taxes (Topic 740), issued December 2023.

Requires disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional information about income taxes paid, and disclosure of disaggregated income tax information. The amendments are effective January 1, 2025 and early adoption is permitted.

ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance programs, including a period-over-period balance roll forward. This requirement of the ASU is effective January 1, 2024 and should be applied prospectively.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2023	2022	2021
Consumables	$2,212,314	$2,183,019	$1,856,880
Equipment	1,979,322	1,578,192	1,377,300
Net sales	$4,191,636	$3,761,211	$3,234,180

Consumable sales consist of welding, brazing and soldering filler metals. Equipment sales consist of arc welding equipment, welding accessories, wire feeding systems, fume control equipment, plasma and oxy-fuel cutting systems, specialty gas regulators, and education solutions; as well as a comprehensive portfolio of automated solutions for joining, cutting, material handling, module assembly, and end of line testing. Consumable and Equipment products are sold within each of the Company’s operating segments.

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

At December 31, 2023, the Company recorded $40,063 related to advance customer payments and $52,422 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2022, the balances related to advance customer payments and billings in excess of revenue recognized were $78,756 and $34,771, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2023 and 2022, $41,816 and $35,252, respectively, related to these contract assets which are included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$545,248	$472,224	$276,580
Denominator (shares in 000's):
Basic weighted average shares outstanding	57,364	58,030	59,309
Effect of dilutive securities - Stock options and awards	857	719	753
Diluted weighted average shares outstanding	58,221	58,749	60,062
Basic earnings per share	$9.50	$8.14	$4.66
Diluted earnings per share	$9.37	$8.04	$4.60

For the years ended December 31, 2023, 2022 and 2021, common shares subject to equity-based awards of 69,901, 127,358 and 2,949, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 – ACQUISITIONS

On May 3, 2023, the Company acquired 100% ownership of Powermig Automação e Soldagem Ltda. (“Powermig”), a privately held automation engineering firm headquartered in Caxias do Sul, Rio Grande do Sul, in Brazil. The net purchase price was $29,572, net of cash acquired, and it was accounted for as a business combination. In 2022, Powermig generated sales of approximately $15,000 (unaudited). Beginning May 3, 2023, the Company’s Consolidated Statement of Income includes the results of Powermig, which were not material for the year ended December 31, 2023. Powermig specializes in designing and engineering industrial welding automation solutions for the heavy industry and transportation sectors. The acquisition broadened the Company’s automation portfolio and capabilities.

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $468,683 or $416,353 net of cash acquired, before final and customary adjustments. In 2022, the Company recognized $5,196 in acquisition costs related to Fori and were expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori extended the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment. For the twelve months ended December 31, 2023, the Company’s Consolidated Statements of Income include the results of Fori, including Net Sales of $263,203 while net income for the year was not material.

The acquisition of Fori has been accounted for as a business combination, which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the final fair values of the assets acquired and liabilities assumed on the acquisition date.

For the twelve months ended December 31, 2023, the adjustments to the preliminary purchase price allocation did not have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Income.

Assets Acquired and Liabilities Assumed	Purchase Price Allocation
Cash and cash equivalents	$52,330
Accounts receivable	64,439
Inventory	67,763
Property, plant and equipment (1)	36,863
Intangible assets (2)	69,350
Accounts payable	17,996
Net other assets and liabilities (3)	195,934
Total purchase price consideration	$468,683
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

(3)	Consists primarily of goodwill of $244,325.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fori. A portion of the goodwill is deductible for tax purposes.

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The net purchase price was $22,294, net of cash acquired and accounted for as a business combination. In 2022, the Company recognized $365 in acquisition costs related to Kestra and were expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadened the Company’s specialty alloys portfolio and services.

On July 28, 2021, the Company acquired 100% ownership of Overstreet-Hughes Company, Inc. and Shoals Tubular, Inc. (“FTP”). The net purchase price was $71,716, net of cash acquired and accounted for as a business combination. The Company recognized $346 in acquisition transaction costs in 2021 which were expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. FTP manufactures copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisition further differentiated The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates growth in this market.

On April 1, 2021, the Company acquired 100% ownership of Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman"), a division of the Zeman Group. The net purchase price was $84,390, net of cash acquired and accounted for as a business combination. The Company recognized $1,577 in acquisition transaction costs in 2021, which were expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Income. Zeman, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expanded the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

The acquired companies discussed above are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions have not been presented.

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2023 and 2022 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2021	$279,983	$107,093	$43,086	$430,162
Additions and adjustments (1)	215,617	31,288	(159)	246,746
Foreign currency translation	(3,413)	(8,462)	224	(11,651)
Balance as of December 31, 2022	492,187	129,919	43,151	665,257
Additions and adjustments (2)	(2,899)	23,111	—	20,212
Foreign currency translation	8,312	449	222	8,983
Balance as of December 31, 2023	$497,600	$153,479	$43,373	$694,452

(1)	Additions to Americas Welding reflect goodwill recognized in the acquisition of Fori and Kestra in 2022. International Welding reflect goodwill recognized in the acquisition of Fori in 2022.
(2)	Adjustments to Americas Welding reflect goodwill recognized in the acquisition of Powermig offset by Fori purchase accounting adjustments in 2023. Additions to International Welding reflect Fori purchase accounting adjustments in 2023.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2023		December 31, 2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$16,038		$15,963
Intangible assets subject to amortization
Trademarks and trade names	$93,065	$52,510	$93,424	$47,969
Customer relationships	171,338	102,643	170,231	95,385
Patents	25,150	15,879	23,603	15,113
Other	111,816	59,708	112,404	54,452
Total intangible assets subject to amortization	$401,369	$230,740	$399,662	$212,919

During 2023, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average as follows:

	Year Ended December 31, 2023
	Purchase Price	Weighted
	Allocation	Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	$2,326	15
Customer relationships	4,050	10
Other	2,025	9
Total acquired intangible assets subject to amortization	$8,401

Aggregate amortization expense was $25,983, $21,908 and $21,155 for 2023, 2022 and 2021, respectively. During 2023 and 2022, the Company determined that for certain intangible assets, the carrying value of the assets exceeded the fair value resulting in an impairment. The Company recognized non-cash impairment charges of $1,564 and $1,018 in 2023 and 2022, respectively, which is recorded in Rationalization and asset impairment charges in the Company’s Consolidated Statements of Income. During 2023, the Company Estimated annual amortization expense for intangible assets for each of the next five years is $31,245 in 2024, $30,322 in 2025, $28,621 in 2026, $26,332 in 2027 and $23,550 in 2028.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2023, 2022 and 2021 approximately 37%, 38% and 36%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

Financial information for the reportable segments follows:

			The Harris
	Americas	International	Products	Corporate /
	Welding (1)	Welding (2)	Group (3)	Eliminations (4)	Consolidated
For the Year Ended December 31, 2023
Net sales	$2,655,546	$1,040,006	$496,084	$—	$4,191,636
Inter-segment sales	127,536	31,498	10,641	(169,675)	—
Total	$2,783,082	$1,071,504	$506,725	$(169,675)	$4,191,636
Adjusted EBIT	$538,269	$136,497	$74,144	$(17,536)	$731,374
Special items charge (gain)	9,858	(9,721)	—	—	137
EBIT	$528,411	$146,218	$74,144	$(17,536)	$731,237
Interest income					6,762
Interest expense					(51,133)
Income before income taxes					$686,866

Total assets	$2,365,737	$1,046,369	$340,463	$(375,272)	$3,377,297
Capital expenditures	61,752	20,568	8,550	117	90,987
Depreciation and amortization	55,821	22,023	9,611	(785)	86,670
For the Year Ended December 31, 2022
Net sales	$2,288,934	$954,281	$517,996	$—	$3,761,211
Inter-segment sales	122,019	31,503	11,040	(164,562)	—
Total	$2,410,953	$985,784	$529,036	$(164,562)	$3,761,211
Adjusted EBIT	$462,819	$120,157	$64,008	$(10,033)	$636,951
Special items charge (gain)	(3,060)	11,681	—	6,003	14,624
EBIT	$465,879	$108,476	$64,008	$(16,036)	$622,327
Interest income					1,607
Interest expense					(31,107)
Income before income taxes					$592,827

Total assets	$2,122,729	$994,905	$361,989	$(299,077)	$3,180,546
Capital expenditures	43,003	17,955	10,925	—	71,883
Depreciation and amortization	47,291	20,949	9,819	—	78,059
For the Year Ended December 31, 2021
Net sales	$1,824,481	$948,125	$461,574	$—	$3,234,180
Inter-segment sales	140,650	26,331	8,096	(175,077)	—
Total	$1,965,131	$974,456	$469,670	$(175,077)	$3,234,180
Adjusted EBIT	$329,016	$106,208	$68,447	$(12,403)	$491,268
Special items charge	123,114	15,234	3,785	1,923	144,056
EBIT	$205,902	$90,974	$64,662	$(14,326)	$347,212
Interest income					1,567
Interest expense					(23,781)
Income before income taxes					$324,998

Total assets	$1,521,083	$938,061	$330,678	$(197,515)	$2,592,307
Capital expenditures	37,717	16,916	7,898	—	62,531
Depreciation and amortization	49,510	24,998	6,795	(157)	81,146

(1)	2023 special items reflect Rationalization and asset impairment net charges of $468 and amortization of step up in value of acquired inventories of $9,390.

2022 special items reflect Rationalization and asset impairment net gains of $431, final settlement gains related to the termination of a pension plan of $3,735 and amortization of step up in value of acquired inventories of $1,106.

2021 special items reflect pension settlement charges of $123,091.

(2)	2023 special items reflect Rationalization and asset impairment net gains of $11,782, amortization of step up in value of acquired inventories of $2,862, gain on asset disposal of $1,646, and pension settlement charges of $845.

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

Export sales (excluding inter-company sales) from the United States were $238,704 in 2023, $173,033 in 2022 and $149,110 in 2021. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2023.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2023	2022	2021
Net sales:
United States	$2,398,560	$2,128,457	$1,726,498
Foreign countries	1,793,076	1,632,754	1,507,682
Total	$4,191,636	$3,761,211	$3,234,180

	December 31,
	2023	2022	2021
Property, plant and equipment, net:
United States	$293,172	$267,654	$262,247
Foreign countries	282,144	277,217	249,497
Total	$575,316	$544,871	$511,744

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans primarily within the International Welding segment. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At December 31, 2023, liabilities of $15,086 for International Welding were recognized in Other current liabilities in the Company's Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded rationalization and asset impairment net gain of $11,314 for the year ended December 31, 2023 and net charges of $11,788 and $9,827 for the years ended December 31, 2022 and 2021, respectively, related to these plans. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

Consolidated
Balance at December 31, 2021	$2,990
Payments and other adjustments	(4,471)
Charged to expense	3,688
Balance at December 31, 2022	$2,207
Payments and other adjustments	(7,215)
Charged to expense	20,094
Balance at December 31, 2023	$15,086

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment	Total
Balance at December 31, 2021	$8,094	$(13,231)	$(252,442)	$(257,579)
Other comprehensive income (loss) before reclassification	7,866	13,911	(35,084)	(13,307)
Amounts reclassified from AOCI	(2,051)	(2,461)	—	(4,512)
Net current-period other comprehensive income (loss)	5,815	11,450	(35,084)	(17,819)
Balance at December 31, 2022	$13,909	$(1,781)	$(287,526)	$(275,398)
Other comprehensive income (loss) before reclassification	7,049	(5,135)	43,139	45,053
Amounts reclassified from AOCI	(4,422)	4,920	—	498
Net current-period other comprehensive income (loss)	2,627	(215)	43,139	45,551
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)	$(229,847)

NOTE 9 – DEBT

At December 31, 2023 and 2022, debt consisted of the following:

	December 31,
	2023	2022
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,270 and $1,585 at December 31, 2023 and 2022, respectively)	$702,766	$703,124
Term Loan due through 2025, interest at SOFR plus a 0.85% margin, swapped $150,000 to a fixed interest rate of 3.55% plus a 0.85% margin	400,000	400,000
Other borrowings due through 2030, interest up to 7.97%	9	18,311
	1,102,775	1,121,435
Less current portion	4	11,039
Long-term debt, less current portion	1,102,771	1,110,396
Short-term debt
Amounts due banks, weighted average interest at 47.7% in 2023 and 4.0% in 2022	2,435	82,444
Current portion long-term debt	4	11,039
Total short-term debt	2,439	93,483
Total debt	$1,105,210	$1,203,879

At December 31, 2023 and 2022, the fair value of long-term debt, including the current portion, was approximately $1,013,795 and $1,009,020, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,102,771 and $1,121,435, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. Interest on the Notes is paid semi-annually. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of December 31, 2023, the Company was in compliance with all of its debt covenants relating to the Notes.

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

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 10.4 years, respectively.

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

The agreement governing the Term Loan (the “Term Loan Credit Agreement”) contains representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Term Loan Credit Agreement requires the Company to maintain a minimum consolidated fixed charges coverage ratio and maximum consolidated net leverage ratio. As of December 31, 2023, the Company was in compliance with all of its covenants.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2023, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $89,145. As of December 31, 2023 the Company was in compliance with all of its covenants and had $2,435 outstanding at December 31, 2023.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2023 are $2,439 in 2024, $500,005 in 2025, $0 in 2026, $0 in 2027, $100,000 in 2028 and $500,000 thereafter. Total interest paid was $29,340 in 2023, $23,547 in 2022 and $23,752 in 2021. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 14.

NOTE 10 – STOCK PLANS

On April 19, 2023, the shareholders of the Company approved the 2023 Equity and Incentive Compensation Plan ("2023 Employee Plan"), which replaced the 2015 Equity and Incentive Compensation Plan (“2015 Employee Plan”). The 2023 Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 2,025,000 of the Company’s common shares. In addition, on April 19, 2023, the shareholders of the Company approved the 2023 Stock Plan for Non-Employee Directors ("2023 Director Plan"), which replaced the 2015 Stock Plan for Non-Employee Directors (“2015 Director Plan”). The 2023 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 200,000 of the Company’s common shares. At December 31, 2023, there were 2,192,720 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	1,117,359	$93.31
Options granted	102,292	178.15
Options exercised	(299,682)	118.17
Options canceled	(350)	63.08
Options forfeited	—	—
Balance at end of year	919,619	108.85
Exercisable at end of year	671,164	95.20

Options granted under both the 2015 and 2023 Employee Plans and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2023. In 2023, all options issued were under the 2015 and 2023 Employee Plans.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2023	2022	2021
Expected volatility	27.63%	27.14%	28.01%
Dividend yield	1.59%	1.84%	2.17%
Risk-free interest rate	4.04%	1.94%	0.55%
Expected option life (years)	4.8	4.7	4.7
Weighted average fair value per option granted during the year	$46.94	$27.42	$21.70

The following table summarizes non-vested stock options for the year ended December 31, 2023:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	317,006	$13.93
Granted	102,292	46.94
Vested	(170,493)	21.61
Canceled	(350)	18.34
Forfeited	—	—
Balance at end of year	248,455	28.36

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2023 was $99,884 and $82,057, respectively. The total intrinsic value of awards exercised during 2023, 2022 and 2021 was $35,414, $7,082 and $20,442, respectively. The total fair value of options that vested during 2023, 2022 and 2021 was $3,684, $3,086 and $2,983, respectively.

The following table summarizes information about awards outstanding as of December 31, 2023:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $49.99	—	$—	—	—	$—	—
$50.00 - $59.99	18,371	58.17	2.11	18,371	58.17	2.11
Over $60.00	901,248	109.88	6.35	652,793	96.24	5.60
	919,619		6.27	671,164		5.50

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2023 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	391,072	$111.90
Units granted	130,831	180.04
Units vested	(177,048)	95.90
Units forfeited	(5,414)	139.14
Balance at end of year	339,441	140.50

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 28,564 RSUs and PSUs to common shares in 2023 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2023, 87,604 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2023, 85,188 RSUs were issued under the 2015 and 2023 Employee Plan and the 2015 and 2023 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.5 years as of December 31, 2023.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2023, the Company issued 45,643 PSU’s and has 82,089 PSUs outstanding under the 2015 Employee Plan at a weighted average fair value of $136.41 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.8 years as of December 31, 2023.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2023, 2022 and 2021 was $26,223 $25,276 and $23,787, respectively. The related tax benefit for 2023, 2022 and 2021 was $6,711, $6,363 and $5,988, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $17,254, which is expected to be recognized over a weighted average period of approximately 1.0 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. There were no shares purchased in 2023 or 2022, and 9,070 shares purchased in 2021.

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

Obligations and Funded Status

	December 31,
	2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$9,374	$118,489	$10,930	$164,005
Service cost	166	955	199	1,077
Interest cost	466	4,867	262	2,644
Plan participants' contributions	—	48	—	54
Acquisitions & other adjustments	(821)	84	2,689	(341)
Actuarial (gain) loss (1)	990	5,633	(4,706)	(30,229)
Benefits paid	—	(7,265)	—	(7,066)
Settlements/curtailments	(1,805)	(1,700)	—	(398)
Currency translation	—	4,919	—	(11,257)
Benefit obligations at end of year	8,370	126,030	9,374	118,489

Change in plan assets
Fair value of plan assets at beginning of year	—	86,543	68,458	114,557
Actual return on plan assets	—	4,087	59	(16,319)
Employer contributions	—	2,080	—	1,634
Plan participants' contributions	—	48	—	54
Acquisitions & other adjustments	—	—	(68,517)	(195)
Benefits paid	—	(5,120)	—	(4,757)
Settlements	—	(599)	—	—
Currency translation	—	4,183	—	(8,431)
Fair value of plan assets at end of year	—	91,222	—	86,543

Funded status at end of year	(8,370)	(34,808)	(9,374)	(31,946)
Unrecognized actuarial net loss	2,387	3,070	1,734	2,073
Unrecognized prior service cost	—	(56)	—	(73)
Unrecognized transition assets, net	—	24	—	25
Net amount recognized	$(5,983)	$(31,770)	$(7,640)	$(29,921)

(1)	Actuarial gains in 2022 were primarily the result of an increase in the Company’s pension plan discount rates.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2023 were $1,974, $(39) and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied and received a determination letter. During 2021, pension obligations were distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract in October 2021. The lump sum payments and annuity purchase resulted in pre-tax settlement charges of $126,056 in the twelve months ended December 31, 2021. The remaining surplus assets of $68,458 at December 31, 2021 were transferred to a suspense account in January 2022 and are being used to fund employer matching contributions in the Company’s Savings Plan. The surplus assets as of December 31, 2023 were $41,849 and are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	Pension plans	plans	pension plans
Prepaid pensions (1)	$—	$2,891	$—	$1,603
Accrued pension liability, current (2)	(732)	(95)	(2,403)	(523)
Accrued pension liability, long-term (3)	(7,638)	(37,605)	(6,971)	(33,026)
Accumulated other comprehensive loss, excluding tax effects	2,387	3,039	1,734	2,025
Net amount recognized in the balance sheets	$(5,983)	$(31,770)	$(7,640)	$(29,921)

(1)	Included in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2023		2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$166	$955	$199	$1,077	$194	$1,413
Interest cost	466	4,867	262	2,644	8,926	2,567
Expected return on plan assets	—	(3,839)	—	(3,525)	(13,050)	(3,990)
Other adjustments	—	117	—	—	—	—
Amortization of prior service cost	—	(8)	—	—	—	8
Amortization of net loss	80	(374)	132	299	1,966	882
Settlement and curtailment charges (gains) (1)	256	949	(3,735)	367	126,055	(42)
Defined benefit plans	$968	$2,667	$(3,142)	$862	$124,091	$838

(1)	Pension settlement net charges resulting from lump sum pension payments and the purchase of a group annuity contract in 2021.

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Projected benefit obligation	$8,326	$88,290	$9,331	$82,378
Accumulated benefit obligation	8,002	86,317	8,937	80,444
Fair value of plan assets	—	50,758	—	48,974

The total accumulated benefit obligation for all plans was $131,550 as of December 31, 2023 and $125,031 as of December 31, 2022.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S. pension	Non-U.S.
	Plans	pension plans
Estimated Payments
2024	$754	$39,045
2025	1,077	7,421
2026	1,099	6,576
2027	1,114	5,888
2028	1,053	6,446
2029 through 2033	5,426	30,724

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Discount Rate	6.0%	3.9%	5.8%	4.2%
Rate of increase in compensation	3.0%	4.8%	3.0%	3.7%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2023		2022		2021
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Discount rate	5.8%	4.2%	2.5%	1.8%	2.2%	1.3%
Rate of increase in compensation	3.0%	3.7%	3.0%	3.1%	2.5%	2.7%
Expected return on plan assets	—	4.4%	—%	3.4%	3.0%	3.3%

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

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. Excluding the RAP plan assets, the target allocation for plan assets is 5% to 10% equity securities and 90% to 95% debt and other securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2023:

	Pension Plans' Assets at Fair Value as of December 31, 2023
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$22,347	$—	$—	$22,347
Fixed income securities (1)
Corporate debt and other obligations	—	5,894	—	5,894
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	62,981
Total investments at fair value	$22,347	$5,894	$—	$91,222

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2022:

	Pension Plans' Assets at Fair Value as of December 31, 2022
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$16,694	$—	$—	$16,694
Fixed income securities (1)
Corporate debt and other obligations	—	4,912	—	4,912
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	64,937
Total investments at fair value	$16,694	$4,912	$—	$86,543

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.

(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s terminated qualified retirement plan which was subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $650, $253 and $213 in 2023, 2022 and 2021, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $5,461, $7,339 and $7,947 at December 31, 2023, 2022 and 2021, respectively.

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

The annual costs recognized for defined contribution plans were $29,443, $29,569 and $26,282 in 2023, 2022 and 2021, respectively.

Other Benefits

The Cleveland, Ohio, area operations have a Guaranteed Continuous Employment Plan covering substantially all local employees which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company’s ability to continue normal operations is seriously restricted by events beyond the control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

NOTE 12 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Year Ended December 31,
	2023	2022	2021
Equity earnings in affiliates	$556	$(153)	$499
Other components of net periodic pension (cost) income (1)	(2,573)	3,556	(123,920)
Other income (2)	15,405	6,588	8,964
Total Other income (expense)	$13,388	$9,991	$(114,457)

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 11.
(2)	In 2023, Other income primarily relates to non-recurring items such as royalty and other non-operating gains.

NOTE 13 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$508,316	$359,760	$143,290
Non-U.S.	178,550	233,067	181,708
Total	$686,866	$592,827	$324,998

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$95,514	$88,974	$23,415
Non-U.S.	45,830	55,664	44,828
State and local	24,132	24,423	10,298
	165,476	169,061	78,541
Deferred:
Federal	(13,068)	(38,462)	(21,538)
Non-U.S.	(7,515)	(3,281)	(4,488)
State and local	(3,275)	(6,715)	(4,097)
	(23,858)	(48,458)	(30,123)
Total	$141,618	$120,603	$48,418

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2023 were as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate applied to pre-tax income	$144,242	$124,492	$68,250
State and local income taxes, net of federal tax benefit	17,979	12,904	4,005
Excess tax benefits resulting from exercises of stock-based compensation	(10,742)	(2,500)	(4,681)
Foreign Derived Intangible Income Deduction	(10,411)	(13,356)	(2,197)
Foreign rate variance	6,854	5,020	2,131
Valuation allowances	(4,135)	(4,547)	(4,209)
Research and development credit	(9,600)	(6,800)	(5,300)
Pension plan termination adjustment	—	—	(14,711)
U.S. tax cost of foreign source income	1,013	783	3,488
Other	6,418	4,607	1,642
Total	$141,618	$120,603	$48,418
Effective tax rate	20.6%	20.3%	14.9%

The effective tax rate remained consistent in 2023 and 2022.

Total income tax payments, net of refunds, were $180,512 in 2023, $151,818 in 2022 and $87,288 in 2021.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Tax loss and credit carry-forwards	$45,319	$44,674
Inventory	2,941	937
Other accruals	17,984	29,601
Research and development capitalization	64,836	26,982
Employee benefits	28,639	26,674
Pension obligations	7,375	6,218
Other	5,640	7,344
Deferred tax assets, gross	172,734	142,430
Valuation allowance	(36,876)	(44,627)
Deferred tax assets, net	135,858	97,803
Deferred tax liabilities:
Property, plant and equipment	43,339	40,198
Intangible assets	26,624	23,790
Inventory	4,918	3,846
Pension and other benefit liabilities	10,545	13,787
Other	18,402	10,393
Deferred tax liabilities	103,828	92,014
Total deferred taxes	$32,030	$5,789

At December 31, 2023, certain subsidiaries had net operating loss carry-forwards of approximately $3,234 that expire in various years from 2024 through 2036, plus $166,063 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2023, a valuation allowance of $36,876 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $76. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included expense of $101 for the year ended December 31, 2023 and benefits of $486 for the year ended December 31, 2022 for interest and penalties.

For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $2,364 and $2,292, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2023	2022
Balance at beginning of year	$17,423	$18,211
Increase related to current year tax provisions	1,983	2,263
(Decrease)/increase related to prior years' tax positions	(1,642)	91
Decrease related to settlements with taxing authorities	(4,036)	(868)
Resolution of and other decreases in prior years' tax liabilities	(1,380)	(1,379)
Other	244	(895)
Balance at end of year	$12,592	$17,423

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10,036 at December 31, 2023 and $14,504 at December 31, 2022.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019. The Company is currently subject to various state audits and non-U.S. income tax audits. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for unrecognized tax benefits related to uncertain tax positions that may be challenged by local authorities and may not be fully sustained.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $1,646 in prior years’ unrecognized tax benefits in 2024.

NOTE 14 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2023.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2023. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $84,148 at December 31, 2023 and $66,296 at December 31, 2022.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at December 31, 2023 and 2022 and have a termination date of August 2025.

The Company has commodity contracts that are qualified and designated as cash flow hedges. The notional amount of these contracts was 200,000 pounds at December 31, 2023 and 875,000 pounds at December 31, 2022.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. The interest rate swaps will effectively convert the interest rate on $150,000 of the Term Loan discussed in Note 9 from a variable rate based on one-month SOFR to a fixed rate.

Net investment hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $119,607 at December 31, 2023.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $492,600 at December 31, 2023 and $380,443 at December 31, 2022.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2023				December 31, 2022
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,548	$687	$—	$—	$1,467	$738	$—	$—
Interest rate swap agreements	—	—	1,460	—	—	—	—	—
Forward starting swap agreements	—	—	20,377	—	—	—	19,291	—
Net investment contracts	—	3,351	—	—	—	2,229	—	—
Commodity contracts	45	—	—	—	181	33	—	—
Not designated as hedging instruments:
Foreign exchange contracts	4,063	623	—	—	2,348	790	—	—
Total derivatives	$5,656	$4,661	$21,837	$—	$3,996	$3,790	$19,291	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gain	2023	2022
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$15,990	$4,805

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain recognized in AOCI, net of tax	December 31, 2023	December 31, 2022
Foreign exchange contracts	$721	$627
Interest rate swap agreements	1,085	—
Forward starting swap agreements	14,696	13,191
Net investment contracts	7,136	9,440
Commodity contracts	34	91

The Company expects a gain of $755 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2023	2022
Foreign exchange contracts	Net Sales	$5,210	$962
	Cost of goods sold	590	1,906
Commodity contracts	Cost of goods sold	193	(169)

NOTE 15 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2023 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,611	$—	$5,611	$—
Interest rate swap agreements	1,460	—	1,460	—
Commodity contracts	45	—	45	—
Forward starting swap agreements	20,377	—	20,377	—
Pension surplus	41,849	41,849	—	—
Total assets	$69,342	$41,849	$27,493	$—
Liabilities:
Foreign exchange contracts	$1,310	$—	$1,310	$—
Net investment contracts	3,351	—	3,351	—
Deferred compensation	53,628	—	53,628	—
Total liabilities	$58,289	$—	$58,289	$—

The following table provides a summary of fair value assets and liabilities as of December 31, 2022 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2022	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,815	$—	$3,815	$—
Commodity contracts	181	—	181	—
Forward starting swap agreements	19,291	—	19,291	—
Pension surplus	56,418	56,418	—	—
Total assets	$79,705	$56,418	$23,287	$—
Liabilities:
Foreign exchange contracts	$1,528	$—	$1,528	$—
Net investment contracts	2,229	—	2,229	—
Commodity contracts	33	—	33	—
Deferred compensation	39,090	—	39,090	—
Total liabilities	$42,880	$—	$42,880	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at December 31, 2023.

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements, forward starting swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2023, there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2023 and December 31, 2022. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

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

NOTE 16 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2023	December 31, 2022
Raw materials	$160,809	$181,076
Work-in-process	125,756	164,778
Finished goods	276,299	319,597
Total	$562,864	$665,451

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31, 2023 and 2022, approximately 37% and 38% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $129,946 at December 31, 2023 and $133,909 at December 31, 2022, or a benefit of $3,963 in 2023 as compared with charges of $19,733 in 2022.

NOTE 17 – LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right-of-use assets	Other assets	$53,284	$44,810

Current liabilities	Other current liabilities	$13,104	$10,378
Noncurrent liabilities	Other liabilities	41,576	35,945
Total lease liabilities		$54,680	$46,323

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $24,408, $20,548 and $21,630 in the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and 2022 was $13,450 and $12,036, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2023 and 2022 were $9,249 and $9,332, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2023
2024	$14,574
2025	11,786
2026	9,022
2027	6,574
2028	4,626
After 2028	14,647
Total lease payments	$61,229
Less: Imputed interest	6,549
Operating lease liabilities	$54,680

As of December 31, 2023 and 2022, the weighted average remaining lease term was 7.0 years and 7.8 years, respectively. As of December 31, 2023 and 2022, the weighted average discount rate used to determine the operating lease liability was 3.50% and 2.96%, respectively.

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

NOTE 19 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At December 31, 2023 and December 31, 2022, Trade accounts payable included $29,111 and $33,475, respectively, payable to suppliers that have elected to participate in the supplier financing program.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	(Credited)
	Beginning	Costs and	Charged to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2023	$12,556	$1,195	$(94)	$2,193	$11,464
Year Ended December 31, 2022	11,105	1,778	598	925	12,556
Year Ended December 31, 2021	14,779	718	(2,491)	1,901	11,105

Deferred tax asset valuation allowance:
Year Ended December 31, 2023	$44,627	$4,570	$(606)	$11,715	$36,876
Year Ended December 31, 2022	55,619	2,262	(5,197)	8,057	44,627
Year Ended December 31, 2021	65,413	1,147	(3,873)	7,068	55,619

(1)	Currency translation adjustment, reductions from restructuring and other adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks