Form 10-Q
period 2024-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2024-04-25
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of March 31, 2024 was 56,908,333.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosures About Market Risk		29
Item 4. Controls and Procedures		29

PART II. OTHER INFORMATION		30
Item 1. Legal Proceedings		30
Item 1A. Risk Factors		30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 4. Mine Safety Disclosures		30
Item 5. Other Information		31
Item 6. Exhibits		31
Signatures		32

EX-10.1*	Form of Stock Option Agreement for Executive Officers (filed herewith).
EX-10.2*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
EX-10.3*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales (Note 2)	$981,197	$1,039,343
Cost of goods sold	612,798	683,986
Gross profit	368,399	355,357
Selling, general & administrative expenses	198,747	190,116
Rationalization and asset impairment charges (Note 6)	4,605	877
Operating income	165,047	164,364
Interest expense, net	8,779	13,201
Other income	2,262	4,181
Income before income taxes	158,530	155,344
Income taxes (Note 11)	35,115	33,413
Net income	$123,415	$121,931

Basic earnings per share (Note 3)	$2.17	$2.12
Diluted earnings per share (Note 3)	$2.14	$2.09
Cash dividends declared per share	$0.71	$0.64

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$123,415	$121,931
Other comprehensive (loss) income, net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	3,715	9,131
Defined benefit pension plan activity	73	560
Currency translation adjustment	(13,395)	14,818
Other comprehensive (loss) income:	(9,607)	24,509
Comprehensive income	$113,808	$146,440

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2024	December 31, 2023
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$374,978	$393,787
Accounts receivable (less allowance for doubtful accounts of $11,237 in 2024; $11,464 in 2023)	544,514	538,830
Inventories (Note 8)	567,279	562,864
Other current assets	192,979	197,630
Total Current Assets	1,679,750	1,693,111
Property, plant and equipment (less accumulated depreciation of $885,421 in 2024; $876,990 in 2023)	582,178	575,316
Goodwill	689,868	694,452
Other assets	427,921	414,418
TOTAL ASSETS	$3,379,717	$3,377,297
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$4,720	$2,435
Trade accounts payable	327,798	325,435
Accrued employee compensation and benefits	114,770	112,373
Other current liabilities	301,585	314,367
Total Current Liabilities	748,873	754,610
Long-term debt, less current portion (Note 10)	1,102,677	1,102,771
Other liabilities	220,339	211,064
Total Liabilities	2,071,889	2,068,445
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	560,439	523,357
Retained earnings	3,766,297	3,688,038
Accumulated other comprehensive loss	(239,454)	(229,847)
Treasury Shares	(2,789,312)	(2,682,554)
Total Equity	1,307,828	1,308,852
TOTAL LIABILITIES AND TOTAL EQUITY	$3,379,717	$3,377,297

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2023	56,977	$9,858	$523,357	$3,688,038	$(229,847)	$(2,682,554)	$1,308,852
Net income				123,415			123,415
Unrecognized amounts from defined benefit pension plans, net of tax					73		73
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					3,715		3,715
Currency translation adjustment, net of tax					(13,395)		(13,395)
Cash dividends declared - $0.71 per share				(41,273)			(41,273)
Stock-based compensation activity	397		34,981			3,647	38,628
Purchase of shares for treasury	(466)					(110,405)	(110,405)
Other			2,101	(3,883)			(1,782)
Balance at March 31, 2024	56,908	$9,858	$560,439	$3,766,297	$(239,454)	$(2,789,312)	$1,307,828

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,398)	$(2,488,776)	$1,034,041
Net income				121,931			121,931
Unrecognized amounts from defined benefit pension plans, net of tax					560		560
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					9,131		9,131
Currency translation adjustment, net of tax					14,818		14,818
Cash dividends declared – $0.64 per share				(36,971)			(36,971)
Stock-based compensation activity	143		12,475			1,635	14,110
Purchase of shares for treasury	(194)					(32,158)	(32,158)
Other			3,691	(3,917)			(226)
Balance at March 31, 2023	57,573	$9,858	$498,023	$3,387,543	$(250,889)	$(2,519,299)	$1,125,236

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,415	$121,931
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	64	—
Depreciation and amortization	21,586	21,295
Deferred income taxes	(7,348)	(7,019)
Stock-based compensation	14,190	11,634
Other, net	5,104	(2,117)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(9,603)	(27,664)
(Increase) decrease in inventories	(9,416)	5,881
Decrease (increase) in other current assets	3,331	(16,587)
Increase in trade accounts payable	3,957	6,841
(Decrease) increase in other current liabilities	(8,121)	10,505
Net change in other assets and liabilities	(3,865)	(769)
NET CASH PROVIDED BY OPERATING ACTIVITIES	133,294	123,931
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,256)	(18,787)
Proceeds from sale of property, plant and equipment	316	3,314
Other investing activities	—	(576)
NET CASH USED BY INVESTING ACTIVITIES	(25,940)	(16,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	2,016	(43,940)
Payments on long-term borrowings	(169)	(111)
Proceeds from exercise of stock options	24,438	2,476
Purchase of shares for treasury	(110,405)	(32,158)
Cash dividends paid to shareholders	(41,280)	(37,583)
NET CASH USED BY FINANCING ACTIVITIES	(125,400)	(111,316)
Effect of exchange rate changes on Cash and cash equivalents	(763)	5,087
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,809)	1,653

Cash and cash equivalents at beginning of period	393,787	197,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,978	$198,803

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following ASUs were adopted as of January 1, 2024:

Standard	Description
ASU No. 2023-01, Leases-Common Control Arrangements (Topic 842), issued March 2023

Requires a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life, regardless of the lease term. The requirements of the ASU are effective January 1, 2024 and the adoption did not have an impact on the Company’s consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280), issued November 2023

Requires enhanced disclosures about significant segment expenses, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, an amount for other segment items by reportable segment, and disclosures about segment profit or loss and assets on an annual and interim basis. The amendments are effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. Early adoption is permitted. The Company will adopt the required disclosures for the annual period.

ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance programs, including a period-over-period balance roll forward. This requirement of the ASU is effective for annual periods beginning January 1, 2024 and should be applied prospectively. The Company will adopt the required disclosures for the annual period.

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

ASU No. 2024-01, Compensation – Stock Compensation (Topic 718), issued March 2024

Requires determining whether a profits interest award should be accounted for as a share-based payment arrangement or other compensation in accordance with Topic 718. The amendments are effective for annual periods beginning January 1, 2025, and interim periods within those annual periods. Early adoption is permitted.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2024	2023
Consumables	$527,738	$569,684
Equipment	453,459	469,659
Net sales	$981,197	$1,039,343

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

At March 31, 2024, the Company recorded $37,609 related to advance customer payments and $55,401 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2023, the balances related to advance customer payments and billings in excess of revenue recognized were $40,063 and $52,422, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2024 and December 31, 2023, the Company recorded $45,147 and $41,816, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$123,415	$121,931
Denominator (shares in 000's):
Basic weighted average shares outstanding	56,865	57,596
Effect of dilutive securities - Stock options and awards	776	821
Diluted weighted average shares outstanding	57,641	58,417
Basic earnings per share	$2.17	$2.12
Diluted earnings per share	$2.14	$2.09

For the three months ended March 31, 2024 and 2023, common shares subject to equity-based awards of 25,147 and 29,112, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On April 1, 2024, the Company acquired 100% ownership of Superior Controls, LLC (“RedViking”), a privately held automation system integrator based in Plymouth, Michigan. The net purchase price was $115,000, net of cash acquired, and it was accounted for as a business combination. In 2023, RedViking generated sales of approximately $70,000 (unaudited). RedViking specializes in the development and integration of state-of-the-art autonomous guided vehicles and mobile robots, custom assembly and dynamic test systems, and proprietary manufacturing execution system software. The acquisition broadened the Company’s portfolio of automation solutions and extends the Company’s ability to serve customers in the growing aerospace and defense industries.

On May 3, 2023, the Company acquired 100% ownership of Powermig Automação e Soldagem Ltda. (“Powermig”), a privately held automation engineering firm headquartered in Caxias do Sul, Rio Grande do Sul, in Brazil. The net

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

purchase price was $29,572, net of cash acquired, and it was accounted for as a business combination. Beginning May 3, 2023, the Company’s Consolidated Statement of Income includes the results of Powermig, which were not material for the three months ended March 31, 2024. Powermig specializes in designing and engineering industrial welding automation solutions for the heavy industry and transportation sectors. The acquisition broadened the Company’s automation portfolio and capabilities.

In 2024, the Company recognized $1,762 in acquisition costs, which were expensed as incurred.

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

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended March 31, 2024
Net sales	$624,099	$235,761	$121,337	$—	$981,197
Inter-segment sales	29,978	8,408	3,093	(41,479)	—
Total	$654,077	$244,169	$124,430	$(41,479)	$981,197
Adjusted EBIT	$136,100	$27,776	$19,878	$(10,078)	$173,676
Special items charge (1)	—	3,069	1,536	1,762	6,367
EBIT	$136,100	$24,707	$18,342	$(11,840)	$167,309
Interest income					3,221
Interest expense					(12,000)
Income before income taxes					$158,530

Three Months Ended March 31, 2023
Net sales	$658,645	$252,416	$128,282	$—	$1,039,343
Inter-segment sales	32,318	6,753	2,897	(41,968)	—
Total	$690,963	$259,169	$131,179	$(41,968)	$1,039,343
Adjusted EBIT	$132,453	$29,598	$18,983	$(9,402)	$171,632
Special items charge (2)	2,785	302	—	—	3,087
EBIT	$129,668	$29,296	$18,983	$(9,402)	$168,545
Interest income					854
Interest expense					(14,055)
Income before income taxes					$155,344

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(1)	In the three months ended March 31, 2024, special items include Rationalization and asset impairment charges of $3,069 and $1,536 in International Welding and The Harris Products Group, respectively, as discussed in Note 6 and Acquisition transaction costs of $1,762 in Corporate/Eliminations.
(2)	In the three months ended March 31, 2023, special items include amortization of step up in value of acquired inventories of $2,785 and $1,071 in Americas and International Welding, respectively, Rationalization and asset impairment net charges of $877 in International Welding and a gain on disposal of $1,646 in International Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within International Welding and The Harris Products Group segments. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At March 31, 2024, liabilities of $9,801 and $386 for International Welding and The Harris Products Group, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded Rationalization and asset impairment net charges of $3,069 and $1,536 in International Welding and The Harris Products Group in the three months ended March 31, 2024, respectively. The Company recorded Rationalization and asset impairment net charges of $877 in International Welding in the three months ended March 31, 2023. The charges are primarily related to restructuring activities.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2024:

	International	The Harris Products
	Welding	Group	Consolidated
Balance at December 31, 2023	$15,086	$—	$15,086
Payments and other adjustments	(8,290)	(1,150)	(9,440)
Charged to expense	3,005	1,536	4,541
Balance at March 31, 2024	$9,801	$386	$10,187

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended March 31, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	4,528	—	(13,395)		(8,867)
Amounts reclassified from AOCI	(813)	73	—		(740)
Net current-period other comprehensive income (loss)	3,715	73	(13,395)		(9,607)
Balance at March 31, 2024	$20,251	$(1,923)	$(257,782)		$(239,454)

	Three Months Ended March 31, 2023
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2022	$13,909	$(1,781)	$(287,526)		$(275,398)
Other comprehensive income before reclassification	10,134	—	14,818		24,952
Amounts reclassified from AOCI	(1,003)	560	—		(443)
Net current-period other comprehensive income	9,131	560	14,818		24,509
Balance at March 31, 2023	$23,040	$(1,221)	$(272,708)		$(250,889)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2024	December 31, 2023
Raw materials	$141,217	$160,809
Work-in-process	137,803	125,756
Finished goods	288,259	276,299
Total	$567,279	$562,864

At March 31, 2024 and December 31, 2023, approximately 36% and 37%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $129,415 and $129,946 at March 31, 2024 and December 31, 2023, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2024	December 31, 2023
Right-of-use assets	Other assets	$52,615	$53,284

Current liabilities	Other current liabilities	$13,191	$13,104
Noncurrent liabilities	Other liabilities	40,747	41,576
Total lease liabilities		$53,938	$54,680

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $6,161 and $5,851 in the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023, respectively, were $4,049 and $3,145 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $3,546 and $3,896 during the three months ended March 31, 2024 and 2023, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2024
2024	$11,281
2025	12,540
2026	9,807
2027	7,148
2028	5,191
After 2028	14,394
Total lease payments	$60,361
Less: Imputed interest	6,423
Operating lease liabilities	$53,938

As of March 31, 2024, the weighted average remaining lease term is 6.8 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $90,945. As of March 31, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $4,720.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2024, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. As of March 31, 2024, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Fair Value of Debt

At March 31, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $981,481 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,102,677 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 11 — INCOME TAXES

The Company recognized $35,115 of tax expense on pretax income of $158,530, resulting in an effective income tax rate of 22.2% for the three months ended March 31, 2024. The effective income tax rate was 21.5% for the three months ended March 31, 2023.

The effective tax rate was higher for the three months ended March 31, 2024, as compared with the same period in 2023, primarily due to mix of earnings and discrete tax items.

As of March 31, 2024, the Company had $12,855 of unrecognized tax benefits. If recognized, approximately $10,304 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,864 in previously unrecognized tax benefits by the end of the first quarter 2025.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2024 and 2023.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2024. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $98,808 at March 31, 2024 and $84,148 at December 31, 2023.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. In the first quarter 2024, the Company entered into short-term contracts with the dollar equivalent gross notional amount of $100,000 at March 31, 2024 and have a termination date of June 2024. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at March 31, 2024 and December 31, 2023 and have a termination date of August 2025.

The Company has commodity contracts that are qualified and designated as cash flow hedges. The Notional amount of these contracts were 150,000 pounds and 200,000 pounds at March 31, 2024 and December 31, 2023, respectively.

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

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $117,578 at March 31, 2024 and $119,607 at December 31, 2023.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $416,200 and $492,600 at March 31, 2024 and December 31, 2023, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2024				December 31, 2023
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,391	$238	$—	$—	$1,548	$687	$—	$—
Interest rate swap agreements	—	—	2,649	—	—	—	1,460	—
Forward starting swap agreements	—	—	23,005	40	—	—	20,377	—
Net investment contracts	1,261	—	—	—	—	3,351	—	—
Commodity contracts	52	—	—	—	45	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,617	998	—	—	4,063	623	—	—
Total derivatives	$5,321	$1,236	$25,654	$40	$5,656	$4,661	$21,837	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of (loss) gain	2024	2023
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(1,615)	$6,690

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain recognized in AOCI, net of tax	March 31, 2024	December 31, 2023
Foreign exchange contracts	$1,628	$721
Interest rate swap agreements	2,198	1,085
Forward starting swap agreements	16,386	14,696
Net investment contracts	9,089	7,136
Commodity contracts	39	34

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company expects a gain of $1,667 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
	Gain recognized in the
Derivative type	Consolidated Statements of Income:	2024	2023
Foreign exchange contracts	Sales	$839	$1,206
	Cost of goods sold	232	3
Commodity contracts	Cost of goods sold	2	179

NOTE 13 - FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2024, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$4,008	$—	$4,008	$—
Net investment contracts	1,261	—	1,261	—
Commodity contracts	52	—	52	—
Interest rate swap agreements	2,649	—	2,649	—
Forward starting swap agreements	23,005	—	23,005	—
Pension surplus	38,323	38,323	—	—
Total assets	$69,298	$38,323	$30,975	$—
Liabilities:
Foreign exchange contracts	$1,236	$—	$1,236	$—
Forward starting swap agreements	40	—	40	—
Deferred compensation	54,126	—	54,126	—
Total liabilities	$55,402	$—	$55,402	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2023, measured at fair value on a recurring basis:

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at March 31, 2024.

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

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2024 and December 31, 2023.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At March 31, 2024 and December 31, 2023, Trade accounts payable included $35,936 and $29,111, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$981,197		$1,039,343		$(58,146)	(5.6)%
Cost of goods sold	612,798		683,986		71,188	10.4%
Gross profit	368,399	37.5%	355,357	34.2%	13,042	3.7%
Selling, general & administrative expenses	198,747	20.3%	190,116	18.3%	(8,631)	(4.5)%
Rationalization and asset impairment charges	4,605	0.5%	877	0.1%	(3,728)	(425.1)%
Operating income	165,047	16.8%	164,364	15.8%	683	0.4%
Interest expense, net	8,779		13,201		4,422	33.5%
Other income	2,262		4,181		(1,919)	(45.9)%
Income before income taxes	158,530	16.2%	155,344	14.9%	3,186	2.1%
Income taxes	35,115		33,413		(1,702)	(5.1)%
Effective tax rate	22.2%		21.5%		(0.7)%
Net income	$123,415	12.6%	$121,931	11.7%	$1,484	1.2%
Diluted earnings per share	$2.14		$2.09		$0.05	2.4%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$1,039,343	$(63,781)	$4,164	$(283)	$1,754	$981,197
% Change
Lincoln Electric Holdings, Inc.		(6.1)%	0.4%	0.0%	0.2%	(5.6)%

Net sales decreased for the three months ended March 31, 2024 primarily due to softer demand across segments.

Gross Profit:

Gross profit increased for the three months ended March 31, 2024 driven by favorable mix and effective cost management. The three months ended March 31, 2024 includes a last-in, first-out (“LIFO”) benefit of $531, as compared with charges of $2,191 in the comparable 2023 period.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three months ended March 31, 2024 as compared to the same 2023 period, primarily due to higher employee-related costs.

Income Taxes:

The effective tax rate was higher for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to mix of earnings and discrete tax items.

Segment Results

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions	Price	Exchange	2024
Operating Segments
Americas Welding	$658,645	$(42,653)	$4,164	$2,284	$1,659	$624,099
International Welding	252,416	(12,272)	—	(4,010)	(373)	235,761
The Harris Products Group	128,282	(8,856)	—	1,443	468	121,337

% Change
Americas Welding		(6.5)%	0.6%	0.3%	0.3%	(5.2)%
International Welding		(4.9)%	—	(1.6)%	(0.1)%	(6.6)%
The Harris Products Group		(6.9)%	—	1.1%	0.4%	(5.4)%

(1)	Decrease for the three months ended March 31, 2024 for all segments due to softer demand.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$624,099	$658,645	$(34,546)	(5.2)%
Inter-segment sales	29,978	32,318	(2,340)	(7.2)%
Total Sales	$654,077	$690,963	(36,886)	(5.3)%
Adjusted EBIT (3)	$136,100	$132,453	3,647	2.8%
As a percent of total sales (1)	20.8%	19.2%		1.6%
International Welding:
Net sales	$235,761	$252,416	(16,655)	(6.6)%
Inter-segment sales	8,408	6,753	1,655	24.5%
Total Sales	$244,169	$259,169	(15,000)	(5.8)%
Adjusted EBIT (4)	$27,776	$29,598	(1,822)	(6.2)%
As a percent of total sales	11.4%	11.4%		—
The Harris Products Group:
Net sales	$121,337	$128,282	(6,945)	(5.4)%
Inter-segment sales	3,093	2,897	196	6.8%
Total Sales	$124,430	$131,179	(6,749)	(5.1)%
Adjusted EBIT (5)	$19,878	$18,983	895	4.7%
As a percent of total sales (2)	16.0%	14.5%		1.5%
Corporate / Eliminations:
Inter-segment sales	$(41,479)	$(41,968)	489	1.2%
Adjusted EBIT (6)	(10,078)	(9,402)	(676)	(7.2)%
Consolidated:
Net sales	$981,197	$1,039,343	(58,146)	(5.6)%
Net income	$123,415	$121,931	1,484	1.2%
As a percent of total sales	12.6%	11.7%		0.9%
Adjusted EBIT (7)	$173,676	$171,632	2,044	1.2%
As a percent of sales	17.7%	16.5%		1.2%

(1)	Increase for the three months ended March 31, 2024 as compared to March 31, 2023 primarily driven by effective cost management.
(2)	Increase for the three months ended March 31, 2024 as compared to March 31, 2023 primarily driven by effective cost management.
(3)	The three months ended March 31, 2023 exclude the amortization of the step up in value of acquired inventories of $2,785.
(4)	The three months ended March 31, 2024 exclude rationalization and asset impairment charges of $3,069 primarily due to restructuring activities as discussed in Note 6 of the consolidated financial statements. The three months ended March 31, 2023 exclude Rationalization and asset impairment net charges of $877 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements, the amortization of the step up in value of acquired inventories of $1,071 and a gain on asset disposal of $1,646.
(5)	The three months ended March 31, 2024 exclude Rationalization and asset impairment net charges of $1,536 primarily due to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(6)	The three months ended March 31, 2024 exclude Acquisition transaction costs of $1,762 as discussed in Note 4 to the consolidated financial statements.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Operating income as reported	$165,047	$164,364
Special items (pre-tax):
Rationalization and asset impairment charges (1)	4,605	877
Acquisition transaction costs (2)	1,762	—
Amortization of step up in value of acquired inventories (3)	—	3,856
Adjusted operating income	$171,414	$169,097

Net income as reported	$123,415	$121,931
Special items:
Rationalization and asset impairment charges (1)	4,605	877
Acquisition transaction costs (2)	1,762	—
Amortization of step up in value of acquired inventories (3)	—	3,856
Gain on asset disposal (4)	—	(1,646)
Tax effect of Special items (5)	(1,126)	(818)
Adjusted net income	128,656	124,200
Interest expense, net	8,779	13,201
Income taxes as reported	35,115	33,413
Tax effect of Special items (5)	1,126	818
Adjusted EBIT	$173,676	$171,632
Effective tax rate as reported	22.2%	21.5%
Net special item tax impact	(0.2)%	0.1%
Adjusted effective tax rate	22.0%	21.6%
Diluted earnings per share as reported	$2.14	$2.09
Special items per share	0.09	0.04
Adjusted diluted earnings per share	$2.23	$2.13

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to acquisitions and are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions and are included in Cost of goods sold.
(4)	Gain on asset disposal and included in Other income
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2024	2023	$ Change
Cash provided by operating activities	$133,294	$123,931	$9,363
Cash used by investing activities (1)	(25,940)	(16,049)	(9,891)
Capital expenditures	(26,256)	(18,787)	(7,469)
Cash used by financing activities (2)	(125,400)	(111,316)	(14,084)
Proceeds from (payments on) short-term borrowings	2,016	(43,940)	45,956
Purchase of shares for treasury	(110,405)	(32,158)	(78,247)
Cash dividends paid to shareholders	(41,280)	(37,583)	(3,697)
(Decrease) increase in Cash and cash equivalents (3)	(18,809)	1,653	(20,462)

(1)	Cash used by investing activities increased for the three months ended March 31, 2024, compared with the three months ended March 31, 2023 primarily due to capital expenditures. The Company currently anticipates capital expenditures of $90,000 to $110,000 in 2024. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(2)	Cash used by financing activities increased in the three months ended March 31, 2024, compared with the three months ended March 31, 2023 primarily due to increased purchase of treasury stock in 2024.
(3)	Cash and cash equivalents decreased 4.8%, or $18,809, to $374,978 during the three months ended March 31, 2024, from $393,787 as of December 31, 2023. At March 31, 2024, $179,657 of Cash and cash equivalents was held by international subsidiaries.

In April 2024, the Company paid a cash dividend of $0.71 per share, or $40,405, to shareholders of record as of March 31, 2024.

Working Capital Ratios

	March 31, 2024	December 31, 2023	March 31, 2023
Average operating working capital to Net sales (1)	18.8%	17.1%	19.6%
Days sales in Inventories	120.5	104.6	122.4
Days sales in Accounts receivable	53.6	50.0	52.9
Average days in Trade accounts payable	54.9	47.6	53.9

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended March 31,
	2024	2023
Net income as reported	$546,733	$468,125
Plus: Interest expense (after-tax)	36,519	28,875
Less: Interest income (after-tax)	6,793	1,560
Net operating profit after taxes	$576,459	$495,440
Special items:
Rationalization and asset impairment charges	(7,586)	10,780
Acquisition transaction costs	1,762	6,003
Pension settlement charges	845	—
Amortization of step up in value of acquired inventories	8,397	4,962
Gain on asset disposal	—	(1,646)
Tax effect of Special items (1)	2,228	(3,051)
Adjusted net operating profit after taxes	$582,105	$512,488

Invested Capital	March 31, 2024	March 31, 2023
Short-term debt	$4,720	$49,340
Long-term debt, less current portion	1,102,677	1,110,626
Total debt	1,107,397	1,159,966
Total equity	1,307,828	1,125,236
Invested capital	$2,415,225	$2,285,202

Return on invested capital as reported	23.9%	21.7%
Adjusted return on invested capital	24.1%	22.4%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At March 31, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $981,481 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,102,677 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. On March 8, 2023, the Credit Agreement was amended to replace the LIBOR rate to a term secured overnight finance rate (“SOFR”); as such, the interest rate on borrowings is based on SOFR plus a spread of 0.85% to 1.85% based on (1) the Company’s net leverage ratio and (2) a credit spread adjustment. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit and debt agreements totaling $90,945. As of March 31, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $4,720.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 10.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2024, the Company was in compliance with all of its debt covenants relating to the Notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. The Term Loan matures on November 29, 2025. The Term Loan bears an interest at a rate based on SOFR, plus a margin ranging from 0.75% to 1.75% based on the Company’s consolidated net leverage ratio. As of March 31, 2024, the Company was in compliance with all of its covenants.

In March 2023, the Company entered into interest rate swap agreements to effectively convert the interest rate on $150,000 of the Term Loan from a variable rate to a fixed rate.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as the impact of the Russia-Ukraine conflict, political unrest, acts of terror, natural disasters and pandemics, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2023. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2024, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,367 plaintiffs, which is a net decrease of 20 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,005 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,017 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2024 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
January 1 - 31, 2024	161,478	(1)	$215.54	160,459	7,698,061
February 1 - 29, 2024	160,627	(1)	237.17	140,167	7,557,894
March 1 - 31, 2024	144,090	(1)	253.91	121,818	7,436,076
Total	466,195		234.85	422,444

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 2.6 million shares at a total cost of $444.4 million for a weighted average cost of $170.40 per share through March 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
32.1

Certification of the President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
April 25, 2024