Form 10-Q
period 2024-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2024-07-31
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of June 30, 2024 was 56,675,255.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		23
Item 3. Quantitative and Qualitative Disclosures About Market Risk		33
Item 4. Controls and Procedures		33

PART II. OTHER INFORMATION		34
Item 1. Legal Proceedings		34
Item 1A. Risk Factors		34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		34
Item 4. Mine Safety Disclosures		34
Item 5. Other Information		34
Item 6. Exhibits		35
Signatures		36

EX-10.1	Note Purchase Agreement dated as of June 20, 2024 (filed herewith).
EX-10.2	Credit Agreement dated as of June 20, 2024 (filed herewith).
EX-10.3	Amendment No. 2 to Note Purchase Agreement dated as of April 15, 2015 (filed herewith).
EX-10.4	Amendment No. 1 to Note Purchase Agreement dated as of October 20, 2016 (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales (Note 2)	$1,021,683	$1,060,565	$2,002,880	$2,099,908
Cost of goods sold	637,870	687,137	1,250,668	1,371,123
Gross profit	383,813	373,428	752,212	728,785
Selling, general & administrative expenses	208,485	192,748	407,232	382,864
Rationalization and asset impairment charges (Note 6)	26,490	2,667	31,095	3,544
Operating income	148,838	178,013	313,885	342,377
Interest expense, net	10,661	11,699	19,440	24,899
Other income (expense)	(1,553)	6,746	709	10,926
Income before income taxes	136,624	173,060	295,154	328,404
Income taxes (Note 11)	34,916	35,729	70,031	69,142
Net income	$101,708	$137,331	$225,123	$259,262

Basic earnings per share (Note 3)	$1.79	$2.39	$3.96	$4.51
Diluted earnings per share (Note 3)	$1.77	$2.36	$3.91	$4.44
Cash dividends declared per share	$0.71	$0.64	$1.42	$1.28

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$101,708	$137,331	$225,123	$259,262
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	(2,761)	(4,888)	954	4,243
Defined benefit pension plan activity	6	(1,366)	79	(806)
Currency translation adjustment	(7,696)	20,957	(21,091)	35,775
Other comprehensive (loss) income:	(10,451)	14,703	(20,058)	39,212
Comprehensive income	$91,257	$152,034	$205,065	$298,474

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2024	December 31, 2023
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$272,672	$393,787
Accounts receivable (less allowance for doubtful accounts of $10,735 in 2024; $11,464 in 2023)	549,237	538,830
Inventories (Note 8)	582,730	562,864
Other current assets	208,467	197,630
Total Current Assets	1,613,106	1,693,111
Property, plant and equipment (less accumulated depreciation of $879,241 in 2024; $876,990 in 2023)	583,832	575,316
Goodwill	791,991	694,452
Other assets	426,320	414,418
TOTAL ASSETS	$3,415,249	$3,377,297
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$6,254	$2,435
Trade accounts payable	351,445	325,435
Accrued employee compensation and benefits	159,265	112,373
Other current liabilities	266,603	314,367
Total Current Liabilities	783,567	754,610
Long-term debt, less current portion (Note 10)	1,098,430	1,102,771
Other liabilities	220,346	211,064
Total Liabilities	2,102,343	2,068,445
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	559,327	523,357
Retained earnings	3,833,267	3,688,038
Accumulated other comprehensive loss	(249,905)	(229,847)
Treasury Shares	(2,839,641)	(2,682,554)
Total Equity	1,312,906	1,308,852
TOTAL LIABILITIES AND TOTAL EQUITY	$3,415,249	$3,377,297

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2023	56,977	$9,858	$523,357	$3,688,038	$(229,847)	$(2,682,554)	$1,308,852
Net income				123,415			123,415
Unrecognized amounts from defined benefit pension plans, net of tax					73		73
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					3,715		3,715
Currency translation adjustment, net of tax					(13,395)		(13,395)
Cash dividends declared - $0.71 per share				(41,273)			(41,273)
Stock-based compensation activity	397		34,981			3,647	38,628
Purchase of shares for treasury	(466)					(110,405)	(110,405)
Other			2,101	(3,883)			(1,782)
Balance at March 31, 2024	56,908	$9,858	$560,439	$3,766,297	$(239,454)	$(2,789,312)	$1,307,828
Net income				101,708			101,708
Unrecognized amounts from defined benefit pension plans, net of tax					6		6
Unrealized (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(2,761)		(2,761)
Currency translation adjustment, net of tax					(7,696)		(7,696)
Cash dividends declared – $0.71 per share				(40,236)			(40,236)
Stock-based compensation activity	9		4,646			86	4,732
Purchase of shares for treasury	(242)					(50,415)	(50,415)
Other			(5,758)	5,498			(260)
Balance at June 30, 2024	56,675	$9,858	$559,327	$3,833,267	$(249,905)	$(2,839,641)	$1,312,906

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225,123	$259,262
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	23,751	1,134
Depreciation and amortization	42,451	43,212
Deferred income taxes	(3,864)	3,774
Stock-based compensation	18,379	16,615
Other, net	2,020	997
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(14,484)	(18,890)
(Increase) decrease in inventories	(27,626)	6,267
Increase in other current assets	(5,153)	(13,275)
Increase in trade accounts payable	28,956	1,566
(Decrease) increase in other current liabilities	(5,092)	28,749
Net change in other assets and liabilities	19,520	(6,635)
NET CASH PROVIDED BY OPERATING ACTIVITIES	303,981	322,776
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49,395)	(40,552)
Acquisition of businesses, net of cash acquired	(152,654)	(32,657)
Proceeds from sale of property, plant and equipment	1,303	3,892
Purchase of marketable securities	—	(7,029)
NET CASH USED BY INVESTING ACTIVITIES	(200,746)	(76,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(578)	(72,224)
Proceeds from long-term borrowings	400,000	—
Payments on long-term borrowings	(400,339)	(6,978)
Proceeds from exercise of stock options	24,981	12,010
Purchase of shares for treasury	(160,820)	(85,234)
Cash dividends paid to shareholders	(81,696)	(74,472)
NET CASH USED BY FINANCING ACTIVITIES	(218,452)	(226,898)
Effect of exchange rate changes on Cash and cash equivalents	(5,898)	3,801
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(121,115)	23,333

Cash and cash equivalents at beginning of period	393,787	197,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$272,672	$220,483

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. In May 2024, the Company disposed of its Russian entity and completed its exit from the Russian market. As a result, $22,566 of cumulative translation adjustment previously recognized within Other comprehensive income (loss) was recorded to Rationalization and asset impairment charges on the Consolidated Statements of Income in the three and six months ended June 30, 2024.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consumables	$546,421	$577,910	$1,074,159	$1,147,594
Equipment	475,262	482,655	928,721	952,314
Net sales	$1,021,683	$1,060,565	$2,002,880	$2,099,908

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

At June 30, 2024, the Company recorded $21,454 related to advance customer payments and $72,642 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2023, the balances related to advance customer payments and billings in excess of revenue recognized were $40,063 and $52,422, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2024 and December 31, 2023, the Company recorded $51,071 and $41,816, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$101,708	$137,331	$225,123	$259,262
Denominator (shares in 000's):
Basic weighted average shares outstanding	56,816	57,479	56,841	57,537
Effect of dilutive securities - Stock options and awards	550	824	664	816
Diluted weighted average shares outstanding	57,366	58,303	57,505	58,353
Basic earnings per share	$1.79	$2.39	$3.96	$4.51
Diluted earnings per share	$1.77	$2.36	$3.91	$4.44

For the three months ended June 30, 2024 and 2023, common shares subject to equity-based awards of 25,472 and 76, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2024 and 2023, common shares subject to equity-based awards of 18,008 and 115, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On June 3, 2024, the Company acquired 100% ownership of Inrotech A/S (“Inrotech”), a privately held automation system integration and technology firm headquartered in Odense, Denmark. The purchase price was $42,968, net of cash acquired. Inrotech specializes in automated welding systems that are differentiated by proprietary adaptive intelligence software and computer vision which guides and optimizes the welding process without the need for programming or the use of computer aided design files. The state-of-the-art vision-based technology is used in the shipbuilding, energy, and heavy industry sectors, where welding accessibility can be challenging for traditional automated systems, but precision and quality are mission critical.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

On April 1, 2024, the Company acquired 100% ownership of Superior Controls, LLC (“RedViking”), a privately held automation system integrator based in Plymouth, Michigan. The purchase price was $109,686, net of cash acquired. In 2023, RedViking generated sales of approximately $70,000 (unaudited). RedViking specializes in the development and integration of state-of-the-art autonomous guided vehicles and mobile robots, custom assembly and dynamic test systems, and proprietary manufacturing execution system software. The acquisition broadened the Company’s portfolio of automation solutions and extends the Company’s ability to serve customers in the growing aerospace and defense industries.

On May 3, 2023, the Company acquired 100% ownership of Powermig Automação e Soldagem Ltda. (“Powermig”), a privately held automation engineering firm headquartered in Caxias do Sul, Rio Grande do Sul, in Brazil. The purchase price was $29,572, net of cash acquired. Powermig specializes in designing and engineering industrial welding automation solutions for the heavy industry and transportation sectors. The acquisition broadened the Company’s automation portfolio and capabilities.

During the three and six months ended June 30, 2024, the Company recognized acquisition costs of $2,182 and $3,944, respectively, which are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

The acquired companies are accounted for as business combinations and are included in the consolidated financial statements as of the date of acquisition. The acquired companies discussed above are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions has not been presented.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended June 30, 2024
Net sales	$648,936	$238,758	$133,989	$—	$1,021,683
Inter-segment sales	37,800	8,849	3,272	(49,921)	—
Total	$686,736	$247,607	$137,261	$(49,921)	$1,021,683
Adjusted EBIT	$136,651	$25,709	$24,923	$(6,264)	$181,019
Special items charge (gain) (1)	354	31,234	(140)	2,286	33,734
EBIT	$136,297	$(5,525)	$25,063	$(8,550)	$147,285
Interest income					1,972
Interest expense					(12,633)
Income before income taxes					$136,624

Three Months Ended June 30, 2023
Net sales	$676,966	$253,403	$130,196	$—	$1,060,565
Inter-segment sales	30,850	8,292	2,867	(42,009)	—
Total	$707,816	$261,695	$133,063	$(42,009)	$1,060,565
Adjusted EBIT	$139,870	$33,774	$19,510	$(2,183)	$190,971
Special items charge (2)	2,957	3,255	—	—	6,212
EBIT	$136,913	$30,519	$19,510	$(2,183)	$184,759
Interest income					814
Interest expense					(12,513)
Income before income taxes					$173,060

Six Months Ended June 30, 2024
Net sales	$1,273,035	$474,519	$255,326	$—	$2,002,880
Inter-segment sales	67,778	17,257	6,365	(91,400)	—
Total	$1,340,813	$491,776	$261,691	$(91,400)	$2,002,880
Adjusted EBIT	$272,750	$53,486	$44,802	$(16,343)	$354,695
Special items charge (3)	354	34,304	1,396	4,047	40,101
EBIT	$272,396	$19,182	$43,406	$(20,390)	$314,594
Interest income					5,193
Interest expense					(24,633)
Income before income taxes					$295,154

Six Months Ended June 30, 2023
Net sales	$1,335,611	$505,819	$258,478	$—	$2,099,908
Inter-segment sales	63,168	15,045	5,764	(83,977)	—
Total	$1,398,779	$520,864	$264,242	$(83,977)	$2,099,908
Adjusted EBIT	$272,324	$63,371	$38,493	$(11,586)	$362,602
Special items charge (4)	5,742	3,557	—	—	9,299
EBIT	$266,582	$59,814	$38,493	$(11,586)	$353,303
Interest income					1,668
Interest expense					(26,567)
Income before income taxes					$328,404

(1)	In the three months ended June 30, 2024, special items include Rationalization and asset impairment net charges of $26,284 in International Welding, primarily due to the impact of the Company’s disposition of its Russian entity, as discussed in Note 6, a loss on asset disposal of $4,950 recorded to Other income (expense) in International Welding and acquisition transaction costs of $2,182 in Corporate/Eliminations.
(2)	In the three months ended June 30, 2023, special items include amortization of step up in value of acquired inventories of $2,957 in Americas Welding and $588 in International Welding and Rationalization and asset impairment net charges of $2,667 in International Welding.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(3)	In the six months ended June 30, 2024, special items include Rationalization and asset impairment net charges of $29,354 in International Welding, primarily due to the impact of the Company’s disposition of its Russian entity, and $1,396 in The Harris Products Group, as discussed in Note 6, a loss on asset disposal of $4,950 recorded to Other income (expense) in International Welding and acquisition transaction costs of $3,944 in Corporate/Eliminations.
(4)	In the six months ended June 30, 2023, special items include amortization of step up in value of acquired inventories of $5,742 in Americas Welding and $1,659 in International Welding, Rationalization and asset impairment net charges of $3,544 in International Welding and a gain on asset disposal of $1,646 in International Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within International Welding and The Harris Products Group segments. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At June 30, 2024, liabilities of $7,897 and $351 for International Welding and The Harris Products Group, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company recorded Rationalization and asset impairment net charges of $29,354 in International Welding in the six months ended June 30, 2024, of which $22,566 is associated with the disposal of the Company’s Russian entity. In addition, the Company incurred Rationalization and asset impairment net charges of $1,396 in The Harris Products Group in the six months ended June 30, 2024.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2024:

	International	The Harris Products
	Welding	Group	Consolidated
Balance at December 31, 2023	$15,086	$—	$15,086
Payments and other adjustments	(13,137)	(1,045)	(14,182)
Charged to expense	5,948	1,396	7,344
Balance at June 30, 2024	$7,897	$351	$8,248

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended June 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2024	$20,251	$(1,923)	$(257,782)		$(239,454)
Other comprehensive (loss) before reclassification	(2,175)	—	(7,696)		(9,871)
Amounts reclassified from AOCI	(586)	6	—		(580)
Net current-period other comprehensive (loss) income	(2,761)	6	(7,696)		(10,451)
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)

	Three Months Ended June 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2023	$23,040	$(1,221)	$(272,708)		$(250,889)
Other comprehensive (loss) income before reclassification	(3,459)	—	20,957		17,498
Amounts reclassified from AOCI	(1,429)	(1,366)	—		(2,795)
Net current-period other comprehensive (loss) income	(4,888)	(1,366)	20,957		14,703
Balance at June 30, 2023	$18,152	$(2,587)	$(251,751)		$(236,186)

	Six Months Ended June 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	2,353	—	(21,091)		(18,738)
Amounts reclassified from AOCI	(1,399)	79	—		(1,320)
Net current-period other comprehensive income (loss)	954	79	(21,091)		(20,058)
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Six Months Ended June 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2022	$13,909	$(1,781)	$(287,526)		$(275,398)
Other comprehensive income before reclassification	6,675	—	35,775		42,450
Amounts reclassified from AOCI	(2,432)	(806)	—		(3,238)
Net current-period other comprehensive income (loss)	4,243	(806)	35,775		39,212
Balance at June 30, 2023	$18,152	$(2,587)	$(251,751)		$(236,186)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2024	December 31, 2023
Raw materials	$143,479	$160,809
Work-in-process	150,469	125,756
Finished goods	288,782	276,299
Total	$582,730	$562,864

At June 30, 2024 and December 31, 2023, approximately 35% and 37%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $127,171 and $129,946 at June 30, 2024 and December 31, 2023, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
Right-of-use assets	Other assets	$54,329	$53,284

Current liabilities	Other current liabilities	$13,188	$13,104
Noncurrent liabilities	Other liabilities	42,505	41,576
Total lease liabilities		$55,693	$54,680

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $6,572 and $12,733 in the three and six months ended June 30, 2024 and $5,322 and $11,173 in the three and six months ended June 30, 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2024, respectively, were $4,098 and $8,147 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023, respectively, were $3,077 and $6,222 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $7,071 and $10,617 during the three and six months ended June 30, 2024 and $1,438 and $5,334 during the three and six months ended June 30, 2023, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2024
2024	$9,518
2025	14,273
2026	11,522
2027	8,923
2028	6,923
After 2028	13,196
Total lease payments	$64,355
Less: Imputed interest	8,662
Operating lease liabilities	$55,693

As of June 30, 2024 the weighted average remaining lease term is 6.6 years and the weighted average discount rate used to determine the operating lease liability is 3.7%.

NOTE 10 — DEBT

Revolving Credit Agreements

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a new $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000.  The new revolving credit facility matures on June 20, 2029. The new revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The new revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of June 30, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the new revolving credit facility.

The Company has other lines of credit and debt agreements totaling $37,412. As of June 30, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $6,254.

Senior Unsecured Notes

On June 20, 2024, the Company entered into a Note Purchase Agreement (the “NPA”) pursuant to which it agreed to issue new senior unsecured notes (“2024 Notes”) in an aggregate principal amount of $550,000, at par. Pursuant to the NPA, the Company issued one series of the 2024 Notes in the aggregate principal amount of $400,000 on June 20, 2024, and will issue two series of the 2024 Notes each in the aggregate principal amount of $75,000 on August 22, 2024.

The maturity and interest rates of the 2024 Notes are as follows:

2024 Notes	Amount	Maturity Date	Interest Rate
Series A	$75,000	August 22, 2029	5.55%
Series B	75,000	August 22, 2031	5.62%
Series C	400,000	June 20, 2034	5.74%

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

The Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements as discussed in Note 12, and 9.5 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of June 30, 2024, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. On June 20, 2024, the Company used the net proceeds from the issuance of the initial series of 2024 Notes to repay the Term Loan in full.

In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other income (expense).

Fair Value of Debt

At June 30, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $1,017,606 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,098,434 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $70,031 of tax expense on pretax income of $295,154, resulting in an effective income tax rate of 23.7% for the six months ended June 30, 2024. The effective income tax rate was 21.1% for the six months ended June 30, 2023.

The effective tax rate was higher for the six months ended June 30, 2024, as compared with the same period in 2023, primarily due to mix of earnings and discrete tax items.

As of June 30, 2024, the Company had $13,410 of unrecognized tax benefits. If recognized, approximately $10,841 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,855 in previously unrecognized tax benefits by the end of the second quarter 2025.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and six months ended June 30, 2024 and 2023.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2024. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $92,413 at June 30, 2024 and $84,148 at December 31, 2023.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated as of June 30, 2024. At December 31, 2023, the dollar equivalent gross notional amount of the contracts was $100,000. Upon termination of the contracts in the second quarter of 2024, the Company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

The Company has commodity contracts that are qualified and designated as cash flow hedges. The Notional amount of these contracts were 100,000 pounds and 200,000 pounds at June 30, 2024 and December 31, 2023, respectively.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other income (expense).

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $116,645 and $119,607 at June 30, 2024 and December 31, 2023, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $385,255 and $492,600 at June 30, 2024 and December 31, 2023, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2024				December 31, 2023
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$418	$1,735	$—	$—	$1,548	$687	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	1,460	—
Forward starting swap agreements	—	—	—	—	—	—	20,377	—
Net investment contracts	2,022	—	—	—	—	3,351	—	—
Commodity contracts	73	—	—	—	45	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	661	884	—	—	4,063	623	—	—
Total derivatives	$3,174	$2,619	$—	$—	$5,656	$4,661	$21,837	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of (loss) gain	2024	2023	2024	2023
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(5,155)	$5,080	$(6,771)	$11,770

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2024	December 31, 2023
Foreign exchange contracts	$(921)	$721
Interest rate swap agreements	—	1,085
Forward starting swap agreements	18,376	14,696
Net investment contracts	9,672	7,136
Commodity contracts	35	34

The Company expects a loss of $886 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
	Gain recognized in the
Derivative type	Consolidated Statements of Income:	2024	2023	2024	2023
Foreign exchange contracts	Sales	$447	$1,884	$1,286	$3,090
	Cost of goods sold	251	27	484	28
Commodity contracts	Cost of goods sold	65	16	66	196
Forward starting swap agreements	Interest expense, net	66	—	66	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 13 - FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2024, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,079	$—	$1,079	$—
Net investment contracts	2,022	—	2,022	—
Commodity contracts	73	—	73	—
Pension surplus	35,544	35,544	—	—
Total assets	$38,718	$35,544	$3,174	$—
Liabilities:
Foreign exchange contracts	$2,619	$—	$2,619	$—
Deferred compensation	54,472	—	54,472	—
Total liabilities	$57,091	$—	$57,091	$—

The following table provides a summary of assets and liabilities as of December 31, 2023, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,611	$—	$5,611	$—
Interest rate swap agreements	1,460	—	1,460	—
Commodity contracts	45	—	45	—
Forward starting swap agreements	20,377	—	20,377	—
Pension Surplus	41,849	41,849	—	—
Total assets	$69,342	$41,849	$27,493	$—
Liabilities:
Foreign exchange contracts	$1,310	$—	$1,310	$—
Net investment contracts	3,351	—	3,351	—
Deferred compensation	53,628	—	53,628	—
Total liabilities	$58,289	$—	$58,289	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at June 30, 2024.

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

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2024 and December 31, 2023.

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

NOTE 14 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At June 30, 2024 and December 31, 2023, Trade accounts payable included $36,081 and $29,111, respectively, payable to suppliers that have elected to participate in the supplier financing program.

NOTE 15 – SUBSEQUENT EVENTS

On July 30, 2024, the Company acquired 100% ownership of Vanair Manufacturing, LLC (“Vanair”), a privately held, Michigan City, Indiana-based, manufacturer for an agreed upon purchase price of $116,000. In 2023, Vanair generated sales of approximately $100,000 (unaudited). Vanair offers the industry’s most comprehensive portfolio of mobile power solutions, including vehicle-mounted compressors, generators, welders, hydraulics, chargers/boosters, and electrified power equipment.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,021,683		$1,060,565		$(38,882)	(3.7)%
Cost of goods sold	637,870		687,137		49,267	7.2%
Gross profit	383,813	37.6%	373,428	35.2%	10,385	2.8%
Selling, general & administrative expenses	208,485	20.4%	192,748	18.2%	(15,737)	(8.2)%
Rationalization and asset impairment charges	26,490	2.6%	2,667	0.3%	(23,823)	(893.3)%
Operating income	148,838	14.6%	178,013	16.8%	(29,175)	(16.4)%
Interest expense, net	10,661		11,699		1,038	8.9%
Other income (expense)	(1,553)		6,746		(8,299)	(123.0)%
Income before income taxes	136,624	13.4%	173,060	16.3%	(36,436)	(21.1)%
Income taxes	34,916		35,729		813	2.3%
Effective tax rate	25.6%		20.6%		(5.0)%
Net income	$101,708	10.0%	$137,331	12.9%	$(35,623)	(25.9)%
Diluted earnings per share	$1.77		$2.36		$(0.59)	(25.0)%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,002,880		$2,099,908		$(97,028)	(4.6)%
Cost of goods sold	1,250,668		1,371,123		120,455	8.8%
Gross profit	752,212	37.6%	728,785	34.7%	23,427	3.2%
Selling, general & administrative expenses	407,232	20.3%	382,864	18.2%	(24,368)	(6.4)%
Rationalization and asset impairment charges	31,095	1.6%	3,544	0.2%	(27,551)	(777.4)%
Operating income	313,885	15.7%	342,377	16.3%	(28,492)	(8.3)%
Interest expense, net	19,440		24,899		5,459	21.9%
Other income	709		10,926		(10,217)	(93.5)%
Income before income taxes	295,154	14.7%	328,404	15.6%	(33,250)	(10.1)%
Income taxes	70,031		69,142		(889)	(1.3)%
Effective tax rate	23.7%		21.1%		(2.6)%
Net income	$225,123	11.2%	$259,262	12.3%	$(34,139)	(13.2)%
Diluted earnings per share	$3.91		$4.44		$(0.53)	(11.9)%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$1,060,565	$(57,745)	$12,477	$10,101	$(3,715)	$1,021,683
% Change
Lincoln Electric Holdings, Inc.		(5.4)%	1.2%	1.0%	(0.4)%	(3.7)%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$2,099,908	$(121,526)	$16,641	$9,818	$(1,961)	$2,002,880
% Change
Lincoln Electric Holdings, Inc.		(5.8)%	0.8%	0.5%	(0.1)%	(4.6)%

Net sales decreased for the three and six months ended June 30, 2024 primarily due to softer demand across segments.

Gross Profit:

Gross profit as a percentage of sales increased 2.8% and 3.2%, respectively, for the three and six months ended June 30, 2024 as compared to the same 2023 periods, driven by the benefit of effective cost management and operational improvements. The three and six months ended June 30, 2024 includes a last-in, first-out (“LIFO”) benefit of $2,244 and $2,774, respectively, as compared with charges of $310 and $2,502 in the comparable 2023 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and six months ended June 30, 2024 as compared to the same 2023 periods, primarily due to acquisitions and higher employee-related costs.

Rationalization and Asset Impairment Charges:

Rationalization and asset impairment charges increased for the three and six months ended June 30, 2024 as compared to the same 2023 periods, primarily due to the disposal of the Company’s Russian entity.

Operating Income:

Operating income as a percentage of sales, was 14.6% for the three months ended June 30, 2024 as compared to 16.8% in the prior year. Excluding special items, Operating income as a percentage of sales, was 17.4% for both comparable periods. Operating income as a percentage of sales, was 15.7% for the six months ended June 30, 2024 as compared to 16.3% in the prior year. Excluding special items, Operating income as a percentage of sales, was 17.4% and 16.8%, respectively, for the comparable periods. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Other Income (Expense):

Other income (expense) for the three and six months ended June 30, 2024 primarily relates to the loss on asset disposal partially offset by the gain on termination of interest rate swaps.

Income Taxes:

The effective tax rate was higher for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to mix of earnings and discrete tax items.

Segment Results

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions	Price	Exchange	2024
Operating Segments
Americas Welding	$676,966	$(45,665)	$12,420	$6,522	$(1,307)	$648,936
International Welding	253,403	(9,557)	57	(3,149)	(1,996)	238,758
The Harris Products Group	130,196	(2,523)	—	6,728	(412)	133,989

% Change
Americas Welding		(6.7)%	1.8%	1.0%	(0.2)%	(4.1)%
International Welding		(3.8)%	0.0%	(1.2)%	(0.8)%	(5.8)%
The Harris Products Group		(1.9)%	—	5.2%	(0.3)%	2.9%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions	Price	Exchange	2024
Operating Segments
Americas Welding	$1,335,611	$(88,318)	$16,584	$8,806	$352	$1,273,035
International Welding	505,819	(21,829)	57	(7,159)	(2,369)	474,519
The Harris Products Group	258,478	(11,379)	—	8,171	56	255,326

% Change
Americas Welding		(6.6)%	1.2%	0.7%	0.0%	(4.7)%
International Welding		(4.3)%	0.0%	(1.4)%	(0.5)%	(6.2)%
The Harris Products Group		(4.4)%	—	3.2%	0.0%	(1.2)%

(1)	Decrease for the three and six months ended June 30, 2024 for all segments due to softer demand.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$648,936	$676,966	$(28,030)	(4.1)%
Inter-segment sales	37,800	30,850	6,950	22.5%
Total Sales	$686,736	$707,816	(21,080)	(3.0)%
Adjusted EBIT	$136,651	$139,870	(3,219)	(2.3)%
As a percent of total sales (1)	19.9%	19.8%		0.1%
International Welding:
Net sales	$238,758	$253,403	(14,645)	(5.8)%
Inter-segment sales	8,849	8,292	557	6.7%
Total Sales	$247,607	$261,695	(14,088)	(5.4)%
Adjusted EBIT (4)	$25,709	$33,774	(8,065)	(23.9)%
As a percent of total sales (2)	10.4%	12.9%		(2.5)%
The Harris Products Group:
Net sales	$133,989	$130,196	3,793	2.9%
Inter-segment sales	3,272	2,867	405	14.1%
Total Sales	$137,261	$133,063	4,198	3.2%
Adjusted EBIT	$24,923	$19,510	5,413	27.7%
As a percent of total sales (3)	18.2%	14.7%		3.5%
Corporate / Eliminations:
Inter-segment sales	$(49,921)	$(42,009)	(7,912)	(18.8)%
Adjusted EBIT (5)	(6,264)	(2,183)	(4,081)	(186.9)%
Consolidated:
Net sales	$1,021,683	$1,060,565	(38,882)	(3.7)%
Net income	$101,708	$137,331	(35,623)	(25.9)%
As a percent of total sales	10.0%	12.9%		(2.9)%
Adjusted EBIT (6)	$181,019	$190,971	(9,952)	(5.2)%
As a percent of sales	17.7%	18.0%		(0.3)%

(1)	Increase for the three months ended June 30, 2024 as compared to June 30, 2023 primarily driven by effective cost management and favorable mix.
(2)	Decrease for the three months ended June 30, 2024 as compared to June 30, 2023 primarily driven by the unfavorable impact of lower volumes and operational inefficiencies.
(3)	Increase for the three months ended June 30, 2024 as compared to June 30, 2023 primarily reflects effective cost management and operational improvements.
(4)	The three months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $26,284 primarily due to the impact of the Company’s disposition of its Russian entity as discussed in Note 6 and a loss on asset disposal of $4,950. The three months ended June 30, 2023 exclude Rationalization and asset impairment net charges of $2,667 primarily due to restructuring activities as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $588 as discussed in Note 4.
(5)	The three months ended June 30, 2024 exclude acquisition transaction costs of $2,182 as discussed in Note 4.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$1,273,035	$1,335,611	$(62,576)	(4.7)%
Inter-segment sales	67,778	63,168	4,610	7.3%
Total Sales	$1,340,813	$1,398,779	(57,966)	(4.1)%
Adjusted EBIT	$272,750	$272,324	426	0.2%
As a percent of total sales (1)	20.3%	19.5%		0.8%
International Welding:
Net sales	$474,519	$505,819	(31,300)	(6.2)%
Inter-segment sales	17,257	15,045	2,212	14.7%
Total Sales	$491,776	$520,864	(29,088)	(5.6)%
Adjusted EBIT (4)	$53,486	$63,371	(9,885)	(15.6)%
As a percent of total sales (2)	10.9%	12.2%		(1.3)%
The Harris Products Group:
Net sales	$255,326	$258,478	(3,152)	(1.2)%
Inter-segment sales	6,365	5,764	601	10.4%
Total Sales	$261,691	$264,242	(2,551)	(1.0)%
Adjusted EBIT (5)	$44,802	$38,493	6,309	16.4%
As a percent of total sales (3)	17.1%	14.6%		2.5%
Corporate / Eliminations:
Inter-segment sales	$(91,400)	$(83,977)	(7,423)	(8.8)%
Adjusted EBIT (6)	(16,343)	(11,586)	(4,757)	(41.1)%
Consolidated:
Net sales	$2,002,880	$2,099,908	(97,028)	(4.6)%
Net income	$225,123	$259,262	(34,139)	(13.2)%
As a percent of total sales	11.2%	12.3%		(1.1)%
Adjusted EBIT (7)	$354,695	$362,602	(7,907)	(2.2)%
As a percent of sales	17.7%	17.3%		0.4%

(1)	Increase for the six months ended June 30, 2024 as compared to June 30, 2023 primarily driven by effective cost management and favorable mix.
(2)	Decrease for the six months ended June 30, 2024 as compared to June 30, 2023 primarily driven by the unfavorable impact of lower volumes and operational inefficiencies.
(3)	Increase for the six months ended June 30, 2024 as compared to June 30, 2023 primarily reflects effective cost management and operational improvements.
(4)	The six months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $29,354 primarily due to restructuring activities, including the impact of the Company’s disposition of its Russian entity as discussed in Note 6 and a loss on asset disposal of $4,950. The six months ended June 30, 2023 exclude Rationalization and asset impairment net charges of $3,544 primarily due to restructuring activities as discussed in Note 6, the amortization of the step up in value of acquired inventories of $1,659 as discussed in Note 4 and a gain on asset disposal of $1,646.
(5)	The six months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $1,396 primarily due to restructuring activities as discussed in Note 6.
(6)	The six months ended June 30, 2024 exclude acquisition transaction costs of $3,944 as discussed in Note 4.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income as reported	$148,838	$178,013	$313,885	$342,377
Special items (pre-tax):
Rationalization and asset impairment charges (1)	26,490	2,667	31,095	3,544
Acquisition transaction costs (2)	2,182	—	3,944	—
Amortization of step up in value of acquired inventories (3)	112	3,545	112	7,401
Adjusted operating income	$177,622	$184,225	$349,036	$353,322
As a percentage of net sales	17.4%	17.4%	17.4%	16.8%

Net income as reported	$101,708	$137,331	$225,123	$259,262
Special items:
Rationalization and asset impairment charges (1)	26,490	2,667	31,095	3,544
Acquisition transaction costs (2)	2,182	—	3,944	—
Amortization of step up in value of acquired inventories (3)	112	3,545	112	7,401
Loss (gain) on asset disposal (4)	4,950	—	4,950	(1,646)
Tax effect of Special items (5)	(1,182)	(1,311)	(2,308)	(2,129)
Adjusted net income	134,260	142,232	262,916	266,432
Interest expense, net	10,661	11,699	19,440	24,899
Income taxes as reported	34,916	35,729	70,031	69,142
Tax effect of Special items (5)	1,182	1,311	2,308	2,129
Adjusted EBIT	$181,019	$190,971	$354,695	$362,602
Effective tax rate as reported	25.6%	20.6%	23.7%	21.1%
Net special item tax impact	(4.4)%	0.1%	(2.1)%	—%
Adjusted effective tax rate	21.2%	20.7%	21.6%	21.1%
Diluted earnings per share as reported	$1.77	$2.36	$3.91	$4.44
Special items per share	0.57	0.08	0.66	0.13
Adjusted diluted earnings per share	$2.34	$2.44	$4.57	$4.57

(1)	Primarily related to rationalization plans previously initiated within International Welding, including disposition of the Company’s Russian entity as discussed in Note 1, and The Harris Products Group.
(2)	Costs related to acquisitions and are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions included in Cost of goods sold.
(4)	Loss (gain) on asset disposal included in Other income (expense).
(5)	Includes the net tax impact of Special items.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2024	2023	$ Change
Cash provided by operating activities	$303,981	$322,776	$(18,795)
Cash used by investing activities (1)	(200,746)	(76,346)	(124,400)
Capital expenditures	(49,395)	(40,552)	(8,843)
Acquisition of businesses, net of cash acquired	(152,654)	(32,657)	(119,997)
Cash used by financing activities	(218,452)	(226,898)	8,446
Payments on short-term borrowings	(578)	(72,224)	71,646
Proceeds from long-term borrowings	400,000	—	400,000
Payments on long-term borrowings	(400,339)	(6,978)	(393,361)
Purchase of shares for treasury	(160,820)	(85,234)	(75,586)
Cash dividends paid to shareholders	(81,696)	(74,472)	(7,224)
(Decrease) increase in Cash and cash equivalents (2)	(121,115)	23,333	(144,448)

(1)	Cash used by investing activities increased for the six months ended June 30, 2024, compared with the six months ended June 30, 2023 primarily for the acquisition of businesses in 2024. The Company currently anticipates capital expenditures of $90,000 to $110,000 in 2024. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(2)	Cash and cash equivalents decreased 30.8%, or $121,115, to $272,672 during the six months ended June 30, 2024, from $393,787 as of December 31, 2023. At June 30, 2024, $196,975 of Cash and cash equivalents was held by international subsidiaries.

In July 2024, the Company paid a cash dividend of $0.71 per share, or $40,239, to shareholders of record as of June 30, 2024.

Working Capital Ratios

	June 30, 2024	December 31, 2023	June 30, 2023
Average operating working capital to Net sales (1)	18.0%	17.1%	18.9%
Days sales in Inventories	117.0	104.6	122.5
Days sales in Accounts receivable	51.9	50.0	51.8
Average days in Trade accounts payable	56.3	47.6	52.9

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended June 30,
	2024	2023
Net income as reported	$511,110	$477,633
Plus: Interest expense (after-tax)	36,607	33,234
Less: Interest income (after-tax)	7,654	1,999
Net operating profit after taxes	$540,063	$508,868
Special items:
Rationalization and asset impairment charges	16,237	14,291
Acquisition transaction costs	3,944	6,003
Pension settlement charges	845	—
Amortization of step up in value of acquired inventories	4,964	7,048
Loss (gain) on asset disposal	4,950	(1,646)
Tax effect of Special items (1)	2,357	(4,110)
Adjusted net operating profit after taxes	$573,360	$530,454

Invested Capital	June 30, 2024	June 30, 2023
Short-term debt	$6,254	$10,406
Long-term debt, less current portion	1,098,430	1,103,898
Total debt	1,104,684	1,114,304
Total equity	1,312,906	1,201,424
Invested capital	$2,417,590	$2,315,728

Return on invested capital as reported	22.3%	22.0%
Adjusted return on invested capital	23.7%	22.9%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At June 30, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $1,017,606 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,098,434 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a new $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000.  The new revolving credit facility matures on June 20, 2029. The new revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The new revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of June 30, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the new revolving credit facility.

The Company has other lines of credit and debt agreements totaling $37,412. As of June 30, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $6,254.

Senior Unsecured Notes

On June 20, 2024, the Company entered into a Note Purchase Agreement (the “NPA”) pursuant to which it agreed to issue new senior unsecured notes (“2024 Notes”) in an aggregate principal amount of $550,000, at par. Pursuant to the NPA, the Company issued one series of the 2024 Notes in the aggregate principal amount of $400,000 on June 20, 2024, and will issue two series of the 2024 Notes each in the aggregate principal amount of $75,000 on August 22, 2024.

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

The Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements as discussed in Note 12, and 9.5 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of June 30, 2024, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. On June 20, 2024, the Company used the net proceeds from the issuance of the initial series of 2024 Notes to repay the Term Loan in full.

In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other income (expense).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2024, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,349 plaintiffs, which is a net decrease of 18 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,026 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,017 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2024 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
April 1 - 30, 2024	49,620	(1)	$243.80	49,219	7,386,857
May 1 - 31, 2024	64,420	(1)	219.49	64,238	7,322,619
June 1 - 30, 2024	128,264	(1)	188.51	128,066	7,194,553
Total	242,304		208.07	241,523

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 2.8 million shares at a total cost of $483.6 million for a weighted average cost of $172.39 per share through June 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

Note Purchase Agreement, dated as of June 20, 2024, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc. and the purchasers party thereto (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on June 24, 2024, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2

Credit Agreement, dated as of June 20, 2024, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc., the financial institutions from time to time party thereto, as lenders, PNC Bank, National Association, as lead administrative agent, and KeyBank National Association, as co-administrative agent (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on June 24, 2024, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.3

Amendment No. 2 to Note Purchase Agreement, dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc. and the purchasers party thereto, dated June 20, 2024 (filed herewith).

10.4

Amendment No. 1 to Note Purchase Agreement, dated as of October 20, 2016, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc. and the purchasers party thereto, dated June 20, 2024 (filed herewith).

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
July 31, 2024