Form 10-Q
period 2024-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2024-10-31
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of September 30, 2024 was 56,425,803.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		23
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		34

PART II. OTHER INFORMATION		35
Item 1. Legal Proceedings		35
Item 1A. Risk Factors		35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		35
Item 4. Mine Safety Disclosures		35
Item 5. Other Information		36
Item 6. Exhibits		35
Signatures		37

EX-31.1	Certification of the President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales (Note 2)	$983,759	$1,033,214	$2,986,639	$3,133,122
Cost of goods sold	631,681	667,584	1,882,349	2,038,707
Gross profit	352,078	365,630	1,104,290	1,094,415
Selling, general & administrative expenses	186,291	187,115	593,523	569,979
Rationalization and asset impairment charges (Note 6)	20,227	7,074	51,322	10,618
Operating income	145,560	171,441	459,445	513,818
Interest expense, net	11,974	10,809	31,414	35,708
Other (expense) income	(1,644)	801	(935)	11,727
Income before income taxes	131,942	161,433	427,096	489,837
Income taxes (Note 11)	31,186	32,090	101,217	101,232
Net income	$100,756	$129,343	$325,879	$388,605

Basic earnings per share (Note 3)	$1.78	$2.26	$5.74	$6.76
Diluted earnings per share (Note 3)	$1.77	$2.22	$5.68	$6.67
Cash dividends declared per share	$0.71	$0.64	$2.13	$1.92

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$100,756	$129,343	$325,879	$388,605
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	(960)	2,665	(6)	6,908
Defined benefit pension plan activity	2,772	(15)	2,851	(821)
Currency translation adjustment	12,267	(32,297)	(8,824)	3,478
Other comprehensive income (loss):	14,079	(29,647)	(5,979)	9,565
Comprehensive income	$114,835	$99,696	$319,900	$398,170

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2024	December 31, 2023
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$404,218	$393,787
Accounts receivable (less allowance for doubtful accounts of $10,853 in 2024; $11,464 in 2023)	517,035	538,830
Inventories (Note 8)	612,412	562,864
Other current assets	223,436	197,630
Total Current Assets	1,757,101	1,693,111
Property, plant and equipment (less accumulated depreciation of $882,322 in 2024; $876,990 in 2023)	624,403	575,316
Goodwill	818,828	694,452
Other assets	464,213	414,418
TOTAL ASSETS	$3,664,545	$3,377,297
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$111,993	$2,435
Trade accounts payable	323,584	325,435
Accrued employee compensation and benefits	194,434	112,373
Other current liabilities	321,325	314,367
Total Current Liabilities	951,336	754,610
Long-term debt, less current portion (Note 10)	1,150,616	1,102,771
Other liabilities	223,403	211,064
Total Liabilities	2,325,355	2,068,445
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	561,148	523,357
Retained earnings	3,893,883	3,688,038
Accumulated other comprehensive loss	(235,826)	(229,847)
Treasury Shares	(2,889,873)	(2,682,554)
Total Equity	1,339,190	1,308,852
TOTAL LIABILITIES AND TOTAL EQUITY	$3,664,545	$3,377,297

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2023	56,977	$9,858	$523,357	$3,688,038	$(229,847)	$(2,682,554)	$1,308,852
Net income				123,415			123,415
Defined benefit pension plan activity, net of tax					73		73
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					3,715		3,715
Currency translation adjustment, net of tax					(13,395)		(13,395)
Cash dividends declared - $0.71 per share				(41,273)			(41,273)
Stock-based compensation activity	397		34,981			3,647	38,628
Purchase of shares for treasury	(466)					(110,405)	(110,405)
Other			2,101	(3,883)			(1,782)
Balance at March 31, 2024	56,908	$9,858	$560,439	$3,766,297	$(239,454)	$(2,789,312)	$1,307,828
Net income				101,708			101,708
Defined benefit pension plan activity, net of tax					6		6
Unrealized (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(2,761)		(2,761)
Currency translation adjustment, net of tax					(7,696)		(7,696)
Cash dividends declared – $0.71 per share				(40,236)			(40,236)
Stock-based compensation activity	9		4,646			86	4,732
Purchase of shares for treasury	(242)					(50,415)	(50,415)
Other			(5,758)	5,498			(260)
Balance at June 30, 2024	56,675	$9,858	$559,327	$3,833,267	$(249,905)	$(2,839,641)	$1,312,906
Net income				100,756			100,756
Defined benefit pension plan activity, net of tax					2,772		2,772
Unrealized (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(960)		(960)
Currency translation adjustment, net of tax					12,267		12,267
Cash dividends declared – $0.71 per share				(40,105)			(40,105)
Stock-based compensation activity	17		1,863			160	2,023
Purchase of shares for treasury	(267)					(50,392)	(50,392)
Other			(42)	(35)			(77)
Balance at September 30, 2024	56,425	$9,858	$561,148	$3,893,883	$(235,826)	$(2,889,873)	$1,339,190

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,398)	$(2,488,776)	$1,034,041
Net income				121,931			121,931
Defined benefit pension plan activity, net of tax					560		560
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					9,131		9,131
Currency translation adjustment, net of tax					14,818		14,818
Cash dividends declared – $0.64 per share				(36,971)			(36,971)
Stock-based compensation activity	143		12,475			1,635	14,110
Purchase of shares for treasury	(194)					(32,158)	(32,158)
Other			3,691	(3,917)			(226)
Balance at March 31, 2023	57,573	$9,858	$498,023	$3,387,543	$(250,889)	$(2,519,299)	$1,125,236
Net income				137,331			137,331
Defined benefit pension plan activity, net of tax					(1,366)		(1,366)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(4,888)		(4,888)
Currency translation adjustment, net of tax					20,957		20,957
Cash dividends declared – $0.64 per share				(36,917)			(36,917)
Stock-based compensation activity	152		12,818			1,697	14,515
Purchase of shares for treasury	(312)					(53,076)	(53,076)
Other			4,462	(4,830)			(368)
Balance at June 30, 2023	57,413	$9,858	$515,303	$3,483,127	$(236,186)	$(2,570,678)	$1,201,424
Net income				129,343			129,343
Defined benefit pension plan activity, net of tax					(15)		(15)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,665		2,665
Currency translation adjustment					(32,297)		(32,297)
Cash dividends declared – $0.64 per share				(36,876)			(36,876)
Stock-based compensation activity	26		6,513			285	6,798
Purchase of shares for treasury	(238)					(45,355)	(45,355)
Other			(2,665)	2,560			(105)
Balance at September 30, 2023	57,201	$9,858	$519,151	$3,578,154	$(265,833)	$(2,615,748)	$1,225,582

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325,879	$388,605
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	25,919	1,128
Depreciation and amortization	65,095	64,701
Deferred income taxes	(13,340)	3,201
Stock-based compensation	19,503	22,124
Pension settlement net charges	3,966	—
Other, net	3,321	(3,898)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	36,166	6,695
(Increase) decrease in inventories	(21,696)	57,781
Increase in other current assets	(19,911)	(14,729)
Decrease in trade accounts payable	(6,888)	(24,672)
Increase in other current liabilities	67,310	57,975
Net change in other assets and liabilities	17,858	(13,031)
NET CASH PROVIDED BY OPERATING ACTIVITIES	503,182	545,880
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85,117)	(66,459)
Acquisition of businesses, net of cash acquired	(252,746)	(32,685)
Proceeds from sale of property, plant and equipment	2,506	4,596
Purchase of marketable securities	—	(6,561)
NET CASH USED BY INVESTING ACTIVITIES	(335,357)	(101,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	5,521	(74,818)
Proceeds from long-term borrowings	550,000	—
Payments on long-term borrowings	(400,508)	(7,997)
Proceeds from exercise of stock options	25,880	13,299
Purchase of shares for treasury	(211,212)	(130,589)
Cash dividends paid to shareholders	(121,979)	(111,277)
NET CASH USED BY FINANCING ACTIVITIES	(152,298)	(311,382)
Effect of exchange rate changes on Cash and cash equivalents	(5,096)	12,128
INCREASE IN CASH AND CASH EQUIVALENTS	10,431	145,517

Cash and cash equivalents at beginning of period	393,787	197,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$404,218	$342,667

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. In May 2024, the Company disposed of its Russian entity and completed its exit from the Russian market. As a result, $22,566 of cumulative translation adjustment previously recognized within Other comprehensive income (loss) was recorded to Rationalization and asset impairment charges on the Consolidated Statements of Income in the nine months ended September 30, 2024.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consumables	$514,575	$543,132	$1,588,734	$1,690,725
Equipment	469,184	490,082	1,397,905	1,442,397
Net sales	$983,759	$1,033,214	$2,986,639	$3,133,122

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

Within the Equipment product line, there are certain customer contracts related to automation products that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. Approximately 10% of the Company’s Net sales are recognized over time.

At September 30, 2024, the Company recorded $33,940 related to advance customer payments and $78,331 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2023, the balances related to advance customer payments and billings in excess of revenue recognized were $40,063 and $52,422, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2024 and December 31, 2023, the Company recorded $57,481 and $41,816, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$100,756	$129,343	$325,879	$388,605
Denominator (shares in 000's):
Basic weighted average shares outstanding	56,565	57,320	56,749	57,465
Effect of dilutive securities - Stock options and awards	501	816	600	812
Diluted weighted average shares outstanding	57,066	58,136	57,349	58,277
Basic earnings per share	$1.78	$2.26	$5.74	$6.76
Diluted earnings per share	$1.77	$2.22	$5.68	$6.67

For the three months ended September 30, 2024 and 2023, common shares subject to equity-based awards of 43,250 and 19,368, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2024 and 2023, common shares subject to equity-based awards of 38,665 and 67,549, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On July 30, 2024, the Company acquired 100% ownership of Vanair Manufacturing, LLC (“Vanair”), a privately held, Michigan City, Indiana-based, manufacturer for a total purchase price of $109,993, net of cash acquired and certain debt-like items. In 2023, Vanair generated sales of approximately $100,000 (unaudited). Vanair offers a comprehensive portfolio of mobile power solutions, including vehicle-mounted compressors, generators, welders, hydraulics, chargers/boosters, and electrified power equipment.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

On June 3, 2024, the Company acquired 100% ownership of Inrotech A/S (“Inrotech”), a privately held automation system integration and technology firm headquartered in Odense, Denmark. The purchase price was $42,352, net of cash acquired. Inrotech specializes in automated welding systems that are differentiated by proprietary adaptive intelligence software and computer vision which guides and optimizes the welding process without the need for programming or the use of computer aided design files. The state-of-the-art vision-based technology is used in the shipbuilding, energy, and heavy industry sectors, where welding accessibility can be challenging for traditional automated systems, but precision and quality are mission critical.

On April 1, 2024, the Company acquired 100% ownership of Superior Controls, LLC (“RedViking”), a privately held automation system integrator based in Plymouth, Michigan. The purchase price was $109,082, net of cash acquired. In 2023, RedViking generated sales of approximately $70,000 (unaudited). RedViking specializes in the development and integration of state-of-the-art autonomous guided vehicles and mobile robots, custom assembly and dynamic test systems, and proprietary manufacturing execution system software. The acquisition broadened the Company’s portfolio of automation solutions and extends the Company’s ability to serve customers in the growing aerospace and defense industries.

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

During the three and nine months ended September 30, 2024, the Company recognized acquisition costs of $610 and $4,551, respectively, which are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes (“Adjusted EBIT”) profit measure. EBIT is defined as Operating income plus Other (expense) income. EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended September 30, 2024
Net sales	$637,026	$216,224	$130,509	$—	$983,759
Inter-segment sales	30,845	7,371	3,155	(41,371)	—
Total	$667,871	$223,595	$133,664	$(41,371)	$983,759
Adjusted EBIT	$125,515	$20,101	$21,959	$4,503	$172,078
Special items charge (1)	23,357	2,926	1,269	610	28,162
EBIT	$102,158	$17,175	$20,690	$3,893	$143,916
Interest income					2,108
Interest expense					(14,082)
Income before income taxes					$131,942

Three Months Ended September 30, 2023
Net sales	$665,228	$242,010	$125,976	$—	$1,033,214
Inter-segment sales	28,875	4,896	2,299	(36,070)	—
Total	$694,103	$246,906	$128,275	$(36,070)	$1,033,214
Adjusted EBIT	$136,476	$30,239	$20,405	$(2,952)	$184,168
Special items charge (2)	4,056	7,870	—	—	11,926
EBIT	$132,420	$22,369	$20,405	$(2,952)	$172,242
Interest income					1,852
Interest expense					(12,661)
Income before income taxes					$161,433

Nine Months Ended September 30, 2024
Net sales	$1,910,061	$690,743	$385,835	$—	$2,986,639
Inter-segment sales	98,624	24,628	9,520	(132,772)	—
Total	$2,008,685	$715,371	$395,355	$(132,772)	$2,986,639
Adjusted EBIT	$398,265	$73,587	$66,761	$(11,840)	$526,773
Special items charge (3)	23,711	37,230	2,666	4,656	68,263
EBIT	$374,554	$36,357	$64,095	$(16,496)	$458,510
Interest income					7,301
Interest expense					(38,715)
Income before income taxes					$427,096

Nine Months Ended September 30, 2023
Net sales	$2,000,839	$747,829	$384,454	$—	$3,133,122
Inter-segment sales	92,043	19,941	8,063	(120,047)	—
Total	$2,092,882	$767,770	$392,517	$(120,047)	$3,133,122
Adjusted EBIT	$408,800	$93,609	$58,898	$(14,538)	$546,769
Special items charge (4)	9,798	11,426	—	—	21,224
EBIT	$399,002	$82,183	$58,898	$(14,538)	$525,545
Interest income					3,520
Interest expense					(39,228)
Income before income taxes					$489,837

(1)	In the three months ended September 30, 2024, special items primarily include Rationalization and asset impairment net charges of $16,282 in Americas Welding, $2,676 in International Welding and $1,269 in Harris Products Group. In addition, there was an amortization of step up in value of acquired inventories of $3,109 and $250 in Americas Welding and International Welding, respectively, a pension settlement charge of $3,966 in Americas Welding and acquisition transaction costs of $610 in Corporate/Eliminations.
(2)	In the three months ended September 30, 2023, special items include amortization of step up in value of acquired inventories of $3,648 in Americas Welding and $1,204 in International Welding and Rationalization and asset impairment net charges of $408 in Americas Welding and $6,666 in International Welding.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(3)	In the nine months ended September 30, 2024, special items primarily include Rationalization and asset impairment net charges of $16,521 in Americas Welding, $32,030 in International Welding, including the impact of the Company’s disposition of its Russian entity, and $2,666 in The Harris Products. In addition, there was a loss on asset disposal of $4,950 recorded to Other (expense) income in International Welding, an amortization of step up in value of acquired inventories of $3,224 and $250 in Americas Welding and International Welding, respectively, a pension settlement charge of $3,966 in Americas Welding, and acquisition transaction costs of $4,551 in Corporate/Eliminations.
(4)	In the nine months ended September 30, 2023, special items include amortization of step up in value of acquired inventories of $9,390 in Americas Welding and $2,862 in International Welding, Rationalization and asset impairment net charges of $408 in Americas Welding and $10,210 in International Welding and a gain on asset disposal of $1,646 in International Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

During 2024, the Company initiated rationalization plans within International Welding, Americas Welding and The Harris Products Group. During 2023, the Company also initiated rationalization plans within International Welding. The plans in both years impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs. As a result of these plans, in the nine months ended September 30, 2024, the Company recorded Rationalization and asset impairment net charges of $32,030 in International Welding, of which $22,566 is associated with the disposal of the Company’s Russian entity. The Company also incurred Rationalization and asset impairment net charges of $16,521 in Americas Welding and $2,666 in The Harris Products Group in the same period. In the comparable 2023 period, the Company recorded Rationalization and asset impairment net charges of $10,210 in International Welding and $408 in Americas Welding.

At September 30, 2024 and December 31, 2023, liabilities of $19,046 and $15,086, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company anticipates approximately $6,000 of additional charges in the fourth quarter of 2024 related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2024:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2023	$—	$15,086	$—	$15,086
Payments and other adjustments	(3,488)	(16,994)	(961)	(21,443)
Charged to expense	15,288	8,383	1,732	25,403
Balance at September 30, 2024	$11,800	$6,475	$771	$19,046

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended September 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)
Other comprehensive (loss) income before reclassification	(1,332)	—	12,267		10,935
Amounts reclassified from AOCI	372	2,772	—		3,144
Net current-period other comprehensive (loss) income	(960)	2,772	12,267		14,079
Balance at September 30, 2024	$16,530	$855	$(253,211)		$(235,826)

	Three Months Ended September 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2023	$18,152	$(2,587)	$(251,751)		$(236,186)
Other comprehensive income (loss) before reclassification	4,063	—	(32,297)		(28,234)
Amounts reclassified from AOCI	(1,398)	(15)	—		(1,413)
Net current-period other comprehensive income (loss)	2,665	(15)	(32,297)		(29,647)
Balance at September 30, 2023	$20,817	$(2,602)	$(284,048)		$(265,833)

	Nine Months Ended September 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	1,021	—	(8,824)		(7,803)
Amounts reclassified from AOCI	(1,027)	2,851	—		1,824
Net current-period other comprehensive (loss) income	(6)	2,851	(8,824)		(5,979)
Balance at September 30, 2024	$16,530	$855	$(253,211)		$(235,826)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2023
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2022	$13,909	$(1,781)	$(287,526)		$(275,398)
Other comprehensive income before reclassification	10,738	—	3,478		14,216
Amounts reclassified from AOCI	(3,830)	(821)	—		(4,651)
Net current-period other comprehensive income (loss)	6,908	(821)	3,478		9,565
Balance at September 30, 2023	$20,817	$(2,602)	$(284,048)		$(265,833)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2024	December 31, 2023
Raw materials	$165,058	$160,809
Work-in-process	146,975	125,756
Finished goods	300,379	276,299
Total	$612,412	$562,864

At September 30, 2024 and December 31, 2023, approximately 33% and 37%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $125,975 and $129,946 at September 30, 2024 and December 31, 2023, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
Right-of-use assets	Other assets	$58,565	$53,284

Current liabilities	Other current liabilities	$13,794	$13,104
Noncurrent liabilities	Other liabilities	46,330	41,576
Total lease liabilities		$60,124	$54,680

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,657 and $18,390 in the three and nine months ended September 30, 2024 and $5,322 and $11,173 in the three and nine months ended September 30, 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024, respectively, were $3,771 and $11,918 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023, respectively, were $3,494 and $9,716 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

in exchange for operating lease liabilities were $5,426 and $16,043 during the three and nine months ended September 30, 2024 and $1,077 and $6,410 during the three and nine months ended September 30, 2023, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2024
2024	$5,404
2025	15,311
2026	12,570
2027	10,093
2028	8,190
After 2028	17,069
Total lease payments	$68,637
Less: Imputed interest	8,513
Operating lease liabilities	$60,124

As of September 30, 2024 the weighted average remaining lease term is 6.5 years and the weighted average discount rate used to determine the operating lease liability is 3.7%.

NOTE 10 — DEBT

Revolving Credit Agreements

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a new $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000.  The new revolving credit facility matures on June 20, 2029. The new revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The new revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of September 30, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the new revolving credit facility.

The Company has other lines of credit and debt agreements totaling $39,993. As of September 30, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $11,993.

Senior Unsecured Notes

On June 20, 2024, the Company entered into a Note Purchase Agreement (the “NPA”) pursuant to which it agreed to issue new senior unsecured notes (“2024 Notes”) in an aggregate principal amount of $550,000, at par. Pursuant to the NPA, the Company issued one series of the 2024 Notes in the aggregate principal amount of $400,000 on June 20, 2024, and two series of the 2024 Notes each in the aggregate principal amount of $75,000 on August 22, 2024.

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

The Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements as discussed in Note 12, and 9.2 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of September 30, 2024, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. On June 20, 2024, the Company used the net proceeds from the issuance of the initial series of 2024 Notes to repay the Term Loan in full.

In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other (expense) income.

Fair Value of Debt

At September 30, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $1,235,998 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,250,620 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $101,217 of tax expense on pretax income of $427,096, resulting in an effective income tax rate of 23.7% for the nine months ended September 30, 2024. The effective income tax rate was 20.7% for the nine months ended September 30, 2023.

The effective tax rate was higher for the nine months ended September 30, 2024, as compared with the same period in 2023, primarily due to mix of earnings and discrete tax items.

As of September 30, 2024, the Company had $13,971 of unrecognized tax benefits. If recognized, approximately $11,453 would be reflected as a component of income tax expense.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $2,550 in previously unrecognized tax benefits by the end of the third quarter 2025.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and nine months ended September 30, 2024 and 2023.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2024. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $94,030 at September 30, 2024 and $84,148 at December 31, 2023.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during the second quarter of 2024. At December 31, 2023, the dollar equivalent gross notional amount of the contracts was $100,000. Upon termination of the contracts in the second quarter of 2024, the Company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

The Company has commodity contracts that are qualified and designated as cash flow hedges. The notional amount of these contracts were 25,000 pounds and 200,000 pounds at September 30, 2024 and December 31, 2023, respectively.

In March 2023, the Company entered into interest rate swap agreements, which were qualified and designated as cash flow hedges, with an aggregate notional amount of $150,000. In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other (expense) income.

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $334,947 and $119,607 at September 30, 2024 and December 31, 2023, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $384,414 and $492,600 at September 30, 2024 and December 31, 2023, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2024				December 31, 2023
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$264	$3,074	$—	$—	$1,548	$687	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	1,460	—
Forward starting swap agreements	—	—	—	—	—	—	20,377	—
Net investment contracts	—	4,747	—	—	—	3,351	—	—
Commodity contracts	20	—	—	—	45	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	679	2,735	—	—	4,063	623	—	—
Total derivatives	$963	$10,556	$—	$—	$5,656	$4,661	$21,837	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of (loss) gain	2024	2023	2024	2023
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$3,108	$(6,705)	$(3,663)	$5,066

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2024	December 31, 2023
Foreign exchange contracts	$(2,019)	$721
Interest rate swap agreements	—	1,085
Forward starting swap agreements	18,534	14,696
Net investment contracts	4,120	7,136
Commodity contracts	15	34

The Company expects a loss of $2,004 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2024	2023	2024	2023
Foreign exchange contracts	Sales	$(630)	$1,757	$657	$4,847
	Cost of goods sold	40	159	524	187
Commodity contracts	Cost of goods sold	26	(3)	92	194
Forward starting swap agreements	Interest expense, net	639	—	706	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 13 - FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2024, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$943	$—	$943	$—
Commodity contracts	20	—	20	—
Pension surplus	34,136	34,136	—	—
Total assets	$35,099	$34,136	$963	$—
Liabilities:
Foreign exchange contracts	$5,809	$—	$5,809	$—
Net investment contracts	4,747	—	4,747	—
Deferred compensation	54,883	—	54,883	—
Total liabilities	$65,439	$—	$65,439	$—

The following table provides a summary of assets and liabilities as of December 31, 2023, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,611	$—	$5,611	$—
Interest rate swap agreements	1,460	—	1,460	—
Commodity contracts	45	—	45	—
Forward starting swap agreements	20,377	—	20,377	—
Pension Surplus	41,849	41,849	—	—
Total assets	$69,342	$41,849	$27,493	$—
Liabilities:
Foreign exchange contracts	$1,310	$—	$1,310	$—
Net investment contracts	3,351	—	3,351	—
Deferred compensation	53,628	—	53,628	—
Total liabilities	$58,289	$—	$58,289	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at September 30, 2024.

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

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2024 and December 31, 2023.

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

NOTE 14 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At September 30, 2024 and December 31, 2023, Trade accounts payable included $32,760 and $29,111, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$983,759		$1,033,214		$(49,455)	(4.8)%
Cost of goods sold	631,681		667,584		35,903	5.4%
Gross profit	352,078	35.8%	365,630	35.4%	(13,552)	(3.7)%
Selling, general & administrative expenses	186,291	18.9%	187,115	18.1%	824	0.4%
Rationalization and asset impairment charges	20,227	2.1%	7,074	0.7%	(13,153)	(185.9)%
Operating income	145,560	14.8%	171,441	16.6%	(25,881)	(15.1)%
Interest expense, net	11,974		10,809		(1,165)	(10.8)%
Other (expense) income	(1,644)		801		(2,445)	(305.2)%
Income before income taxes	131,942	13.4%	161,433	15.6%	(29,491)	(18.3)%
Income taxes	31,186		32,090		904	2.8%
Effective tax rate	23.6%		19.9%		(3.7)%
Net income	$100,756	10.2%	$129,343	12.5%	$(28,587)	(22.1)%
Diluted earnings per share	$1.77		$2.22		$(0.45)	(20.3)%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,986,639		$3,133,122		$(146,483)	(4.7)%
Cost of goods sold	1,882,349		2,038,707		156,358	7.7%
Gross profit	1,104,290	37.0%	1,094,415	34.9%	9,875	0.9%
Selling, general & administrative expenses	593,523	19.9%	569,979	18.2%	(23,544)	(4.1)%
Rationalization and asset impairment charges	51,322	1.7%	10,618	0.3%	(40,704)	(383.3)%
Operating income	459,445	15.4%	513,818	16.4%	(54,373)	(10.6)%
Interest expense, net	31,414		35,708		4,294	12.0%
Other (expense) income	(935)		11,727		(12,662)	(108.0)%
Income before income taxes	427,096	14.3%	489,837	15.6%	(62,741)	(12.8)%
Income taxes	101,217		101,232		15	0.0%
Effective tax rate	23.7%		20.7%		(3.0)%
Net income	$325,879	10.9%	$388,605	12.4%	$(62,726)	(16.1)%
Diluted earnings per share	$5.68		$6.67		$(0.99)	(14.8)%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$1,033,214	$(89,918)	$31,276	$10,054	$(867)	$983,759
% Change
Lincoln Electric Holdings, Inc.		(8.7)%	3.0%	1.0%	(0.1)%	(4.8)%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$3,133,122	$(211,444)	$47,917	$19,872	$(2,828)	$2,986,639
% Change
Lincoln Electric Holdings, Inc.		(6.7)%	1.5%	0.6%	(0.1)%	(4.7)%

Net sales decreased for the three and nine months ended September 30, 2024 primarily due to softer demand across all segments.

Gross Profit:

Gross profit as a percentage of sales increased 0.4% and 2.1%, respectively, for the three and nine months ended September 30, 2024 as compared to the same 2023 periods, driven by the benefit of effective cost management and operational improvements. The three and nine months ended September 30, 2024 includes a last-in, first-out (“LIFO”) benefit of $1,196 and $3,971, respectively, as compared with a benefit of $1,323 and a charge of $1,179 in each of the comparable 2023 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses decreased in the three months ended September 30, 2024 as compared to the same 2023 period, primarily due to reductions in employee costs partially offset by acquisitions. SG&A expenses increased for the nine months ended September 30, 2024 as compared to the same 2023 period, primarily due to acquisitions.

Rationalization and Asset Impairment Charges:

Rationalization and asset impairment charges increased for the three and nine months ended September 30, 2024 as compared to the same 2023 periods, primarily due to the rationalization plans initiated during the third quarter of 2024 and the disposal of the Company’s Russian entity in the second quarter of 2024. Refer to Note 6 to the consolidated financial statements for further information on the Company’s rationalization plans.

Operating Income:

Operating income as a percentage of sales was 14.8% for the three months ended September 30, 2024 as compared to 16.6% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.3% for the three months ended September 30, 2024 as compared to 17.7% in the prior year period. Operating income as a percentage of sales was 15.4% for the nine months ended September 30, 2024 as compared to 16.4% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.4% for the nine months ended September 30, 2024 as compared to 17.1% in the prior year period. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Other (Expense) Income:

Other (expense) income for the three months ended September 30, 2024 primarily relates to the pension settlement charges. Other (expense) income for the nine months ended September 30, 2024 also includes the loss on asset disposal, partially offset by the gain on termination of interest rate swaps.

Income Taxes:

The effective tax rate was higher for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to mix of earnings and discrete tax items.

Segment Results

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions	Price	Exchange	2024
Operating Segments
Americas Welding	$665,228	$(57,292)	$30,212	$2,505	$(3,627)	$637,026
International Welding	242,010	(28,899)	1,064	(1,349)	3,398	216,224
The Harris Products Group	125,976	(3,727)	—	8,898	(638)	130,509

% Change
Americas Welding		(8.6)%	4.5%	0.4%	(0.5)%	(4.2)%
International Welding		(11.9)%	0.4%	(0.6)%	1.4%	(10.7)%
The Harris Products Group		(3.0)%	—	7.1%	(0.5)%	3.6%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions	Price	Exchange	2024
Operating Segments
Americas Welding	$2,000,839	$(145,610)	$46,796	$11,311	$(3,275)	$1,910,061
International Welding	747,829	(50,728)	1,121	(8,508)	1,029	690,743
The Harris Products Group	384,454	(15,106)	—	17,069	(582)	385,835

% Change
Americas Welding		(7.3)%	2.3%	0.6%	(0.2)%	(4.5)%
International Welding		(6.8)%	0.1%	(1.1)%	0.1%	(7.6)%
The Harris Products Group		(3.9)%	—	4.4%	(0.2)%	0.4%

(1)	Decrease for the three and nine months ended September 30, 2024 for all segments due to softer demand.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. EBIT is defined as Operating income plus Other (expense) income. EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$637,026	$665,228	$(28,202)	(4.2)%
Inter-segment sales	30,845	28,875	1,970	6.8%
Total Sales	$667,871	$694,103	(26,232)	(3.8)%
Adjusted EBIT (4)	$125,515	$136,476	(10,961)	(8.0)%
As a percent of total sales (1)	18.8%	19.7%		(0.9)%
International Welding:
Net sales	$216,224	$242,010	(25,786)	(10.7)%
Inter-segment sales	7,371	4,896	2,475	50.6%
Total Sales	$223,595	$246,906	(23,311)	(9.4)%
Adjusted EBIT (5)	$20,101	$30,239	(10,138)	(33.5)%
As a percent of total sales (2)	9.0%	12.2%		(3.2)%
The Harris Products Group:
Net sales	$130,509	$125,976	4,533	3.6%
Inter-segment sales	3,155	2,299	856	37.2%
Total Sales	$133,664	$128,275	5,389	4.2%
Adjusted EBIT (6)	$21,959	$20,405	1,554	7.6%
As a percent of total sales (3)	16.4%	15.9%		0.5%
Corporate / Eliminations:
Inter-segment sales	$(41,371)	$(36,070)	(5,301)	(14.7)%
Adjusted EBIT (7)	4,503	(2,952)	7,455	252.5%
Consolidated:
Net sales	$983,759	$1,033,214	(49,455)	(4.8)%
Net income	$100,756	$129,343	(28,587)	(22.1)%
As a percent of total sales	10.2%	12.5%		(2.3)%
Adjusted EBIT (8)	$172,078	$184,168	(12,090)	(6.6)%
As a percent of sales	17.5%	17.8%		(0.3)%

(1)	Decrease for the three months ended September 30, 2024 as compared to September 30, 2023 primarily driven by the unfavorable impact of lower volumes and the impact of acquisitions.
(2)	Decrease for the three months ended September 30, 2024 as compared to September 30, 2023 primarily driven by the unfavorable impact of lower volumes.
(3)	Increase for the three months ended September 30, 2024 as compared to September 30, 2023 primarily reflects effective cost management and operational improvements.
(4)	The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $16,282 primarily due to restructuring activities as discussed in Note 6, the amortization of the step up in value of acquired inventories of $3,109 as discussed in Note 4 and pension settlement charges of $3,966. The three months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $408 and the amortization of the step up in value of acquired inventories of $3,648.
(5)	The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $2,676 primarily due to restructuring activities as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $250 as discussed in Note 4. The three months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $6,666 and the amortization of the step up in value of acquired inventories of $1,204.

(6)	The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $1,269 primarily due to restructuring activities as discussed in Note 6.
(7)	The three months ended September 30, 2024 exclude acquisition transaction costs of $610 as discussed in Note 4.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$1,910,061	$2,000,839	$(90,778)	(4.5)%
Inter-segment sales	98,624	92,043	6,581	7.1%
Total Sales	$2,008,685	$2,092,882	(84,197)	(4.0)%
Adjusted EBIT (4)	$398,265	$408,800	(10,535)	(2.6)%
As a percent of total sales (1)	19.8%	19.5%		0.3%
International Welding:
Net sales	$690,743	$747,829	(57,086)	(7.6)%
Inter-segment sales	24,628	19,941	4,687	23.5%
Total Sales	$715,371	$767,770	(52,399)	(6.8)%
Adjusted EBIT (5)	$73,587	$93,609	(20,022)	(21.4)%
As a percent of total sales (2)	10.3%	12.2%		(1.9)%
The Harris Products Group:
Net sales	$385,835	$384,454	1,381	0.4%
Inter-segment sales	9,520	8,063	1,457	18.1%
Total Sales	$395,355	$392,517	2,838	0.7%
Adjusted EBIT (6)	$66,761	$58,898	7,863	13.4%
As a percent of total sales (3)	16.9%	15.0%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(132,772)	$(120,047)	(12,725)	(10.6)%
Adjusted EBIT (7)	(11,840)	(14,538)	2,698	18.6%
Consolidated:
Net sales	$2,986,639	$3,133,122	(146,483)	(4.7)%
Net income	$325,879	$388,605	(62,726)	(16.1)%
As a percent of total sales	10.9%	12.4%		(1.5)%
Adjusted EBIT (8)	$526,773	$546,769	(19,996)	(3.7)%
As a percent of sales	17.6%	17.5%		0.1%

(1)	Increase for the nine months ended September 30, 2024 as compared to September 30, 2023 primarily driven by effective cost management and favorable mix.
(2)	Decrease for the nine months ended September 30, 2024 as compared to September 30, 2023 primarily driven by the unfavorable impact of lower volumes and operational inefficiencies.
(3)	Increase for the nine months ended September 30, 2024 as compared to September 30, 2023 primarily reflects effective cost management and operational improvements.
(4)	The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $16,521 primarily due to restructuring activities as discussed in Note 6, the amortization of the step up in value of acquired inventories of $3,224 and pension settlement charges of $3,966. The nine months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $408 and the amortization of the step up in value of acquired inventories of $9,390.

(5)	The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $32,030 primarily due to restructuring activities, including the impact of the Company’s disposition of its Russian entity as discussed in Note 6, a loss on asset disposal of $4,950 and the amortization of the step up in value of acquired inventories of $250. The nine months ended September 30, 2023 exclude Rationalization and asset impairment net charges of $10,210, the amortization of the step up in value of acquired inventories of $2,862 and a gain on asset disposal of $1,646.
(6)	The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $2,666 primarily due to restructuring activities as discussed in Note 6.
(7)	The nine months ended September 30, 2024 exclude acquisition transaction costs of $4,551 as discussed in Note 4.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income as reported	$145,560	$171,441	$459,445	$513,818
Special items (pre-tax):
Rationalization and asset impairment charges (1)	20,227	7,074	51,322	10,618
Acquisition transaction costs (2)	610	—	4,551	—
Amortization of step up in value of acquired inventories (4)	3,359	4,852	3,474	12,252
Adjusted operating income	$169,756	$183,367	$518,792	$536,688
As a percentage of net sales	17.3%	17.7%	17.4%	17.1%

Net income as reported	$100,756	$129,343	$325,879	$388,605
Special items:
Rationalization and asset impairment charges (1)	20,227	7,074	51,322	10,618
Acquisition transaction costs (2)	610	—	4,551	—
Pension settlement net gains (3)	3,966	—	3,966	—
Amortization of step up in value of acquired inventories (4)	3,359	4,852	3,474	12,252
Loss (gain) on asset disposal (5)	—	—	4,950	(1,646)
Tax effect of Special items (6)	(6,550)	(1,780)	(8,858)	(3,908)
Adjusted net income	122,368	139,489	385,284	405,921
Interest expense, net	11,974	10,809	31,414	35,708
Income taxes as reported	31,186	32,090	101,217	101,232
Tax effect of Special items (6)	6,550	1,780	8,858	3,908
Adjusted EBIT	$172,078	$184,168	$526,773	$546,769
Effective tax rate as reported	23.6%	19.9%	23.7%	20.7%
Net special item tax impact	—%	(0.4)%	(1.5)%	(0.1)%
Adjusted effective tax rate	23.6%	19.5%	22.2%	20.6%
Diluted earnings per share as reported	$1.77	$2.22	$5.68	$6.67
Special items per share	0.37	0.18	1.04	0.30
Adjusted diluted earnings per share	$2.14	$2.40	$6.72	$6.97

(1)	Items in 2024 primarily relate to rationalization plans initiated during the third quarter of 2024 in all three segments, as well as previously initiated plans and the disposition of the Company’s Russian entity in International Welding. Items in 2023 primarily relate to plans previously initiated within International Welding.
(2)	Costs related to acquisitions and are included in Selling, general & administrative expenses.
(3)	Pension settlement charges are included in Other (expense) income.
(4)	Related to acquisitions and are included in Cost of goods sold.
(5)	Loss (gain) on asset disposal included in Other (expense) income.
(6)	Includes the net tax impact of Special Items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2024	2023	$ Change
Cash provided by operating activities	$503,182	$545,880	$(42,698)
Cash used by investing activities (1)	(335,357)	(101,109)	(234,248)
Capital expenditures	(85,117)	(66,459)	(18,658)
Acquisition of businesses, net of cash acquired	(252,746)	(32,685)	(220,061)
Cash used by financing activities (2)	(152,298)	(311,382)	159,084
Proceeds from (payments on) short-term borrowings	5,521	(74,818)	80,339
Proceeds from long-term borrowings	550,000	—	550,000
Payments on long-term borrowings	(400,508)	(7,997)	(392,511)
Purchase of shares for treasury	(211,212)	(130,589)	(80,623)
Cash dividends paid to shareholders	(121,979)	(111,277)	(10,702)
Increase in Cash and cash equivalents (3)	10,431	145,517	(135,086)

(1)	Cash used by investing activities increased for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023 primarily for the acquisition of businesses in 2024. The Company currently anticipates capital expenditures of $90,000 to $110,000 in 2024. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(2)	Cash used by financing activities decreased for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023 primarily due to the proceeds from the 2024 Notes issuances, partially offset by the repayment of the Term Loan as described in Note 10.
(3)	Cash and cash equivalents increased 2.6%, or $10,431, to $404,218 during the nine months ended September 30, 2024, from $393,787 as of December 31, 2023. At September 30, 2024, $265,575 of Cash and cash equivalents was held by international subsidiaries.

In October 2024, the Company paid a cash dividend of $0.71 per share, or $40,062, to shareholders of record as of September 30, 2024.

Working Capital Ratios

	September 30, 2024	December 31, 2023	September 30, 2023
Average operating working capital to Net sales (1)	19.1%	17.1%	18.3%
Days sales in Inventories	123.4	104.6	116.6
Days sales in Accounts receivable	51.4	50.0	50.5
Average days in Trade accounts payable	52.3	47.6	49.8

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended September 30,
	2024	2023
Net income as reported	$482,523	$497,751
Plus: Interest expense (after-tax)	37,665	36,283
Less: Interest income (after-tax)	7,845	3,104
Net operating profit after taxes	$512,343	$530,930
Special items:
Rationalization and asset impairment charges	29,390	13,001
Acquisition transaction costs	4,554	2,935
Pension settlement charges	4,811	—
Amortization of step up in value of acquired inventories	3,471	12,253
Loss (gain) on asset disposal	4,950	(1,646)
Tax effect of Special items (2)	(2,413)	(5,159)
Adjusted net operating profit after taxes	$557,106	$552,314

Invested Capital	September 30, 2024	September 30, 2023
Short-term debt	$111,993	$7,700
Long-term debt, less current portion	1,150,616	1,102,858
Total debt	1,262,609	1,110,558
Total equity	1,339,190	1,225,582
Invested capital	$2,601,799	$2,336,140

Return on invested capital as reported	19.7%	22.7%
Adjusted return on invested capital (1)	21.4%	23.6%

(1)	The decrease in Adjusted ROIC is primarily related to the increase in long-term debt as discussed in Note 10.

(2)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Fair Value of Debt

At September 30, 2024 and December 31, 2023, the fair value of long-term debt, including the current portion, was approximately $1,235,998 and $1,013,795, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,250,620 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a new $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000.  The new revolving credit facility matures on June 20, 2029. The new revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The new revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of September 30, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the new revolving credit facility.

The Company has other lines of credit and debt agreements totaling $39,993. As of September 30, 2024, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $11,993.

Senior Unsecured Notes

On June 20, 2024, the Company entered into a Note Purchase Agreement (the “NPA”) pursuant to which it agreed to issue new senior unsecured notes (“2024 Notes”) in an aggregate principal amount of $550,000, at par. Pursuant to the NPA, the Company issued one series of the 2024 Notes in the aggregate principal amount of $400,000 on June 20, 2024, and two series of the 2024 Notes each in the aggregate principal amount of $75,000 on August 22, 2024.

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

The Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements as discussed in Note 12, and 9.2 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of September 30, 2024, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. On June 20, 2024, the Company used the net proceeds from the issuance of the initial series of 2024 Notes to repay the Term Loan in full.

In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other (expense) income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2024, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,341 plaintiffs, which is a net decrease of 8 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,036 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,017 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2024 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
July 1 - 31, 2024	80,363	(1)	$196.40	79,380	7,115,173
August 1 - 31, 2024	61,375	(1)	192.08	60,922	7,054,251
September 1 - 30, 2024	124,910	(1)	182.69	124,263	6,929,988
Total	266,648		188.98	264,565

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 3.1 million shares at a total cost of $533.6 million for a weighted average cost of $173.82 per share through September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
Inline XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Gabriel Bruno
Gabriel Bruno
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
October 31, 2024