Form 10-K
period 2024-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2025-02-26
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common shares held by non-affiliates as of June 30, 2024 was $10,520,915,345 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2025 was 56,095,332.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2025 Annual Meeting of Shareholders.

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

The Company is the world leader in the design, development and manufacture of arc welding solutions, automated joining, assembly and cutting systems, plasma and oxyfuel cutting equipment, and has a leading global position in brazing and soldering alloys.

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

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, South Korea, Spain, Turkey and the United Kingdom.

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

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2024 was approximately 12,000.

Employee Engagement

The Company strongly believes that employee engagement drives better business results and that a highly engaged workforce can increase innovation, productivity and bottom-line performance while reducing costs. The Company engages employees through individual, small group and town hall meetings, global intranet, employee surveys, resource groups, health and safety communications and initiatives, training and development, employee wellness programs, and an ethics hotline, among other vehicles.

Talent Management and Development

In order to ensure the competitiveness of our workforce as well as a strong succession pipeline, the Company provides development opportunities to advance skills, knowledge and expertise. The Company’s programs include formal leadership, management and professional development programs, tuition reimbursement for external accredited programs, comprehensive employee safety and compliance training, early career and internship programs, mentoring, self-guided online courses, instructor-led programs and special project and rotational assignments that can lead to extensive global exposure.

Global Diversity and Culture

The Company has a globally diverse workforce with many cultures, subcultures, religions, lifestyles, and languages. The Company has a longstanding commitment to equal opportunity in all aspects of employment—including employee compensation, job placement and promotion regardless of gender, race or other personal characteristics. The Company’s culture is underpinned by its core values, including the guiding principle championed by James F. and John C. Lincoln when they founded Lincoln Electric 130 years ago – The Golden Rule: Treat Others How You Would Like to Be Treated. The Company focuses on recruiting and developing diverse talent and reviews and updates its human resources processes and benchmarks roles and compensation externally on a regular basis to help prevent bias and promote an engaged, industry-leading workplace.

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

The Company’s annual talent and succession planning process reviews 100% of its global professional staff worldwide to support the development of a talent pipeline for critical roles in general management, engineering and operations. This evaluation is utilized by the Company’s CEO, as well as segment business and functional executives, to identify high potential and diverse talent for further development to establish strong succession plans for the Company’s most critical roles.

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

Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned an executive to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board of Directors (“Board”) provides oversight of the ERM process and systematically reviews identified critical risks. The Audit Committee also reviews major financial risk exposures and the steps management has taken to monitor and control them.

Our goal is to proactively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this report, should be carefully considered. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Economic Conditions

General economic, financial and market conditions may adversely affect our financial condition, results of operations and access to capital markets.

Our operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, global supply chain disruptions, higher logistics costs, higher interest rates, inflation, higher raw materials costs, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or trade laws or other economic factors and other challenges affecting the countries and industries in which we do business, including, but not limited to, the ongoing conflicts between Russia and Ukraine and in the Middle East, could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely affect our financial condition, results of operations and access to capital markets.

We cannot predict what further action may be taken with respect to tariffs or trade relations between the United States and other governments. Any further changes in the United States or international trade policy could have an adverse impact on our business.

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

As a growing global enterprise, the share of sales and profits we derive from our international operations and exports from the United States is significant. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. If international economies were to experience significant slowdowns, it could adversely affect our financial condition, results of operations and cash flows. There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations, including:

●	Political and economic uncertainty and social turmoil;
●	Corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, tariffs, data protection and privacy requirements, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Co-operation and Development Convention);
●	International terrorism and hostilities;
●	Changes in the global regulatory environment, including revised or newly created laws, regulations or standards relating to the Company, our products or the markets in which we operate; and
●	Significant fluctuations in relative currency values; in particular, an increase in the value of the U.S. dollar against foreign currencies could have an adverse effect on our profitability and financial condition, as well as the imposition of exchange controls, currency devaluations and hyperinflation.

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

Risks Related to Manufacturing and Operations

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, pandemics, labor disputes and natural disasters could adversely affect our supply chain and distribution channels or result in loss of sales and customers.

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, pandemics, labor disputes and natural disasters, including events caused by climate change. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for the losses.

Availability of and volatility in energy costs or raw material prices may adversely affect our business.

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacturing of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, government trade practices and regulations and other factors.

Increases in the cost of raw materials and components may adversely affect our profitability if we are unable to pass these cost increases along to our customers or reduce our cost of goods sold. Although most of the raw materials and components used in our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

We are subject to risks relating to our information systems and data.

The conduct and management of our business relies extensively on information systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical information technology and other infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many companies, our information systems and those of third parties who provide products or services to us may be subject to cybersecurity threats and cybersecurity incidents. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. To date, no such cybersecurity incidents have had a material impact on our business or operations. However, cybersecurity threats, cybersecurity incidents or disruptions involving our systems or those of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce or maintain our information systems could interrupt our ability to manage and operate the business, impact data, and adversely affect our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation and recovery, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. The Company continues to invest in cybersecurity, including measures intended to maintain and enhance cybersecurity resilience, and the Company’s cybersecurity risks are regularly monitored by the Audit Committee of our Board. Nevertheless, due to the nature of cybersecurity threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cybersecurity threats and cybersecurity incidents. Any of these events could have an adverse effect on our business strategy, results of operations and financial condition.

We may be incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

The introduction of artificial intelligence ("AI") and machine-learning technologies, particularly generative AI, into internal processes, third-party services and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

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

Risks Related to Business Strategy

We may not be able to complete our acquisition or divestiture strategies, successfully integrate acquired businesses and, in certain cases, we may be required to retain liabilities for certain matters.

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

Additionally, from time to time, we may identify assets for strategic divestitures that would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such assets or complete announced divestitures, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the assets on terms and at prices acceptable to us.

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

Our continued success depends, in part, on our ability to continue to meet our customers’ needs for welding and cutting products through the introduction of innovative new products and the enhancement of existing product design and performance characteristics. We must remain committed to product research and development and customer service in order to remain competitive. We cannot be assured that new products or product improvements, once developed, will be met with customer acceptance and contribute positively to our operating results, or that we will be able to continue our product development efforts at a pace to sustain future growth. Further, we may lose customers to our competitors if they demonstrate product design, development or manufacturing capabilities superior to ours.

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

Further, third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that those claims are without merit, defending those claims and contesting the validity of patents can be time consuming and costly. Claims of intellectual property infringement might also require us to redesign affected products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.

The competitive pressures we face could harm our revenue, results of operations and prospects.

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have previously initiated, and may initiate in the future, significant rationalization activities to align our business with market conditions and improve our overall competitiveness, including with respect to the integration of acquired businesses. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our revenue, results of operations and prospects could suffer.

Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products and robotic arm manufacturers compete in the automated welding and cutting space. In addition, in certain markets of the world, distributors manufacture and sell arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be adversely affected by this increased competition.

We may incur additional restructuring charges as we continue to contemplate rationalization actions in an effort to optimize our cost structure, and, as a result, we may not achieve the anticipated savings and benefits of these actions.

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

As of December 31, 2024, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,300 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers. Asbestos use in welding consumables in the United States ceased in 1981.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 57,080 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,018 were decided in favor of the Company following summary judgment motions.

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

The occurrence of defects in or failures of our products, or the misuse of our products in specific applications, could cause termination of customer contracts, increased costs and losses to us, our customers and other end users. We cannot be assured that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend those claims. Further, we cannot be assured that our product liability insurance coverage will be adequate for any liabilities that we may ultimately incur or that product liability insurance will continue to be available on terms acceptable to us. Even if we are successful defending such claims or product liability coverage is adequate, claims of this nature could cause customers to lose confidence in our products and our Company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

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

Changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

Our business is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowances of deferred tax assets or changes in tax laws. In addition, there is uncertainty in changes to the U.S. tax rate due to the new U.S. presidential administration. There can be no assurance that changes in tax laws or regulations, both within the United States and the various foreign jurisdictions in which we operate, such as the 15% global minimum tax under The Organization for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

The amount of income taxes paid is subject to ongoing audits by the U.S. federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments which could have a material adverse effect on our results of operations.

Evolving international laws and enforcement relating to data privacy could adversely affect our operations.

Our business is also subject to increasingly complex and changing laws and regulations enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Laws and regulations addressing personal information, including with respect to the European Union’s General Data Protection Regulation ("GDPR"), U.S. state privacy laws such as the California Consumer Privacy Act, and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with data protection or privacy-related legal obligations may result in governmental enforcement actions, regulatory intervention and sanctions or fines, investigating costs, consumer class actions or commercial litigation, or negative publicity, and could have an adverse effect on our operations and financial condition.

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

Changes in environmental laws or regulations could result in higher expenses and payments, and uncertainty relating to environmental laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw material costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, it could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.

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

A number of governments and agencies in the United States and in foreign jurisdictions have proposed and may continue to introduce regulatory changes to address climate change, including regulations related to greenhouse gas emissions. We may be subject to additional regulations or restrictions in jurisdictions where we operate, including charges to fund additional energy-efficient activities, assessments or fees, and operational restrictions such as reduced emission allowances. Compliance with climate change regulations and restrictions may result in additional costs, including increased production costs and taxes, which could adversely impact our financial position. In addition, climate change regulations and related operating restrictions may unfavorably affect our competitive position with companies who may not be subject to equivalent requirements in their jurisdictions. In addition, negative publicity or public perception of climate change issues associated with us or our industry may cause reputational damage and financial harm to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management process is integrated into our ERM process as described in Item 1A. Risk Factors. Cybersecurity has been identified as a critical risk.

To identify, assess, and manage material cybersecurity risks, we regularly evaluate and take steps to enhance our cybersecurity protocols to protect against or mitigate cyber threats. We conduct third-party and internal assessments of our environments, including system penetration testing, test our recovery and response processes, and we consider industry standards when developing our information security program. The Company has an information security training program, which calls for training all computer-based employees through various employee training modules relative to information security matters and phishing simulation events with employees to raise cybersecurity awareness.

From time to time, we engage third-party assessors, consultants, auditors and others to assist us with evaluating, enhancing, implementing and monitoring our cybersecurity risk-management programs. We maintain processes to oversee and identify cybersecurity risks associated with our use of third-party service providers such as contract and vendor due diligence review, as well as annual review of the service providers’ independent audit report where applicable.

Like many companies, our systems and those of our third party providers who provide us with services and products may be subject to cybersecurity threats and cybersecurity incidents. To date, no such cybersecurity incidents have had or are reasonably likely to have a material impact on our Company, including its business strategy, results of operations or financial condition. However, if as a result of any future incidents our systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity incident, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company maintains an insurance policy with respect to cybersecurity and has undergone several simulation, preparedness and response exercises. See “Risks Related to Manufacturing and Operations” in Item 1A. Risk Factors.

Governance

Our Board oversees the management of our risks, including risks from cybersecurity threats, on an enterprise-wide basis, and the Lead Independent Director promotes our Board’s engagement in this process. Our Board has delegated oversight of the risk assessment and mitigation process with respect to cybersecurity to the Audit Committee of our Board. The Audit Committee regularly monitors the Company’s cybersecurity risks and receives updates from the Chief Information Officer (“CIO”) at each meeting. In addition, the Audit Committee regularly reviews the overall effectiveness of the information technology security environment as part of quarterly updates provided by the CIO. The CIO reports to the full Board about cybersecurity on an annual basis.

Our CIO has over 25 years of experience in the Information Technology (“IT”) and cybersecurity industry. The CIO is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. On at least a quarterly basis, the CIO chairs the IT Governance Committee, which includes the executive management team. The purpose of this committee is to inform and make strategic decisions on IT-related matters, including the prevention, detection, mitigation and remediation of cybersecurity incidents. In addition, the CIO regularly reviews key cybersecurity risk metrics and reporting designed to measure the effectiveness of related processes and procedures as part of quarterly updates to the Audit Committee. The CIO utilizes this information in her reporting to the Board and Audit Committee of the Board.

ITEM 1D. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Steven B. Hedlund	58

Chair of the Board since January 1, 2025; President and Chief Executive Officer since January 1, 2024; Executive Vice President, Chief Operating Officer from May 9, 2022 to December 31, 2023; Executive Vice President and President, Americas and International Welding from October 21, 2020 to May 9, 2022; Executive Vice President and President, International Welding from June 1, 2017 to October 21, 2020; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014.

Gabriel Bruno	57

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

Jennifer I. Ansberry	51

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Lisa A. Dietrich	52

Executive Vice President, Chief Digital Information Officer since February 19, 2025; Executive Vice President, Chief Information Officer from May 9, 2022 to February 19, 2025. Senior Vice President and Chief Information Officer, American Greetings Corporation (a global leader in the large and enduring Celebrations marketplace) from March 2018 until April 2022; Vice President of Business Transformation and Executive Director, American Greetings Corporation from January 2011 to March 2018.

Susan C. Edwards	62

Executive Vice President, Chief Human Resources Officer, since February 19, 2025; Senior Vice President, Chief Human Resources Officer, from April 8, 2024 to February 19, 2025. Global Vice President and Chief Human Resources Officer, Sealed Air Corporation (a global manufacturer of packaging solutions) from 2017 until 2022.

Gregory Doria	48

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

Michael J. Whitehead	51

Senior Vice President, President, Americas Welding, since February 5, 2025; Senior Vice President, President, Global Automation, Cutting and Additive Businesses from January 1, 2019 to February 5, 2025; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he or she was elected as an officer. The executive officers are elected by the Board normally for a term of one year and/or until the election of their successors.

ITEM 2. PROPERTIES

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 244 acres, of which present manufacturing facilities comprise an area of approximately 3,017,090 square feet.

The Company has 71 manufacturing and automation system integration facilities, including operations and joint ventures across 20 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States

Cleveland, Columbus, Coldwater, Fort Loramie, and Orrville, Ohio; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, and Plymouth, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Michigan City, Indiana.

Brazil	Atibaia; Guarulhos; Caxias do Sul.
Canada	Toronto; Mississauga; Hamilton; Montreal.
Colombia	Bogota.
Mexico	Mexico City; Torreon; Saltillo.
International Welding:
Australia	Newcastle; Gladstone.
Austria	Scheifling.
China	Tangshan; Shanghai; Beijing.
Denmark	Odense.
France	Partheny.
Germany	Essen; Eisenberg; Frankfurt; Saarbrücken.
India	Chennai; Pune.
Italy	Corsalone.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
South Korea	Siheung-si.
Spain	Valencia; Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina; Gordonsville, and Carthage, Tennessee.
Brazil	Maua.
Italy	Verona.
Mexico	Guadalupe.
Poland	Dzierzoniow.
Portugal	Albergaria-a-Velha.

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

As of December 31, 2024, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,300 plaintiffs, which is a net decrease of 41 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,080 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,018 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at January 31, 2025 was 2,189.

Issuer purchases of equity securities for the fourth quarter 2024 were:

				Total Number of Shares	Maximum Number
				Purchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans
Period	Purchased		Paid Per Share	Programs	or Programs (2)
October 1 - 31, 2024	96,952	(1)	$193.69	94,974	6,835,014
November 1 - 30, 2024	77,126	(1)	209.68	76,266	6,758,748
December 1 - 31, 2024	79,534	(1)	203.63	76,639	6,682,109
Total	253,612		192.84	247,879

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase program were 3.3 million shares at a total cost of $584.5 million for a weighted average cost of $176.18 per share through December 31, 2024.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2020 and ending December 31, 2024. This graph assumes that $100 was invested on December 31, 2019 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$300
$250
$200
$150
$100
$50
$0

	2019	2020	2021	2022	2023	2024
The Company	100	123	150	158	241	211
S&P 500	100	118	152	125	157	197
S&P 400	100	114	142	123	143	163

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

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, South Korea, Spain, Turkey and the United Kingdom.

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

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted earnings before interest and income taxes; adjusted earnings before interest, taxes and bonus; adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, as well as applicable ratios such as return on invested capital, adjusted return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and are compared with historical periods, as well as objectives established by the Board of the Company.

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2024 and 2023. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2023 and 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2024		2023		2024 vs. 2023
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$4,008,670		$4,191,636		$(182,966)	(4.4)%
Cost of goods sold	2,535,758		2,726,191		190,433	7.0%
Gross profit	1,472,912	36.7%	1,465,445	35.0%	7,467	0.5%
Selling, general & administrative expenses	780,590	19.5%	758,910	18.1%	(21,680)	(2.9)%
Rationalization and asset impairment net charges	55,860	1.4%	(11,314)	(0.3)%	(67,174)	(593.7)%
Operating income	636,462	15.9%	717,849	17.1%	(81,387)	(11.3)%
Interest expense, net	42,786		44,371		1,585	3.6%
Other income	473		13,388		(12,915)	(96.5)%
Income before income taxes	594,149	14.8%	686,866	16.4%	(92,717)	(13.5)%
Income taxes	128,041		141,618		13,577	9.6%
Effective tax rate	21.6%		20.6%		(1.0)%
Net income	$466,108	11.6%	$545,248	13.0%	$(79,140)	(14.5)%
Diluted earnings per share	$8.15		$9.37		$(1.22)	(13.0)%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2024 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume	Acquisitions	Price	Exchange	2024
Lincoln Electric Holdings, Inc.	$4,191,636	$(301,161)	$102,757	$30,398	$(14,960)	$4,008,670
% Change
Lincoln Electric Holdings, Inc.		(7.2)%	2.5%	0.7%	(0.4)%	(4.4)%

Net sales decreased primarily due to softer demand across all segments.

Gross Profit:

Gross profit as a percentage of sales increased 1.7% as compared to 2023 driven by the benefit of effective cost management, cost reduction actions and operational efficiencies.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased in 2024 as compared to 2023 primarily due to SG&A associated with acquisitions, partially offset by lower employee-related costs.

Rationalization and Asset Impairment Net Charges:

Net charges in 2024 of $55,860 primarily relate to rationalization plans initiated in the third quarter of 2024 in all three segments, as well as previously initiated plans and the disposition of the Company’s Russian entity in International Welding. Net gains in 2023 primarily reflect a gain on the sale of a property of $36,187, partially offset by Rationalization and asset impairment charges of $24,873 primarily within International Welding. Refer to Note 7 to the consolidated financial statements for further information on the Company’s rationalization plans.

Operating Income:

Operating income as a percentage of sales was 15.9% in 2024 as compared to 17.1% in 2023. Excluding special items, Operating income as a percentage of sales was 17.6% in 2024 as compared to 17.1% in the prior year. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Other Income:

Other income for 2024 primarily relates to the gain on termination of interest rate swaps and other miscellaneous income, partially offset by pension settlement charges and a loss on asset disposal.

Income taxes:

The effective tax rate was higher in 2024 as compared to 2023 primarily due to the mix of earnings and discrete tax items.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2024:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2023	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2024
Operating Segments
Americas Welding	$2,655,546	$(192,454)	$101,097	$10,770	$(10,112)	$2,564,847
International Welding	1,040,006	(96,658)	1,660	(8,413)	(2,873)	933,722
The Harris Products Group	496,084	(12,049)	—	28,041	(1,975)	510,101

% Change
Americas Welding		(7.2)%	3.8%	0.4%	(0.4)%	(3.4)%
International Welding		(9.3)%	0.2%	(0.8)%	(0.3)%	(10.2)%
The Harris Products Group		(2.4)%	—	5.7%	(0.4)%	2.8%

(1)	Decrease in all segments due to softer demand across broad industrial markets.
(2)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(3)	Increase for The Harris Products Group due to price actions taken in response to higher commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable
			(Unfavorable)
	December 31,		2024 vs. 2023
	2024	2023	$	%
Americas Welding:
Net sales	$2,564,847	$2,655,546	$(90,699)	(3.4)%
Inter-segment sales	135,758	127,536	8,222	6.4%
Total Sales	$2,700,605	$2,783,082	$(82,477)	(3.0)%
Adjusted EBIT (4)	$530,188	$538,269	$(8,081)	(1.5)%
As a percent of total sales (1)	19.6%	19.3%		0.3%
International Welding:
Net sales	$933,722	$1,040,006	$(106,284)	(10.2)%
Inter-segment sales	35,861	31,498	4,363	13.9%
Total Sales	$969,583	$1,071,504	$(101,921)	(9.5)%
Adjusted EBIT (5)	$106,117	$136,497	$(30,380)	(22.3)%
As a percent of total sales (2)	10.9%	12.7%		(1.8)%
The Harris Products Group:
Net sales	$510,101	$496,084	$14,017	2.8%
Inter-segment sales	12,321	10,641	1,680	15.8%
Total Sales	$522,422	$506,725	$15,697	3.1%
Adjusted EBIT (6)	$88,328	$74,144	$14,184	19.1%
As a percent of total sales (3)	16.9%	14.6%		2.3%
Corporate / Eliminations:
Inter-segment sales	$(183,940)	$(169,675)	$(14,265)	8.4%
Adjusted EBIT (7)	(11,028)	(17,536)	6,508	(37.1)%
Consolidated:
Net sales	$4,008,670	$4,191,636	$(182,966)	(4.4)%
Net income	$466,108	$545,248	$(79,140)	(14.5)%
As a percent of total sales	11.6%	13.0%		(1.4)%
Adjusted EBIT (8)	$713,605	$731,374	$(17,769)	(2.4)%
As a percent of sales	17.8%	17.4%		0.4%

(1)	Increase for 2024 as compared to 2023 primarily driven by effective cost management, cost reduction actions, partially offset by the unfavorable impact of lower volumes.
(2)	Decrease for 2024 as compared to 2023 primarily driven by unfavorable impact of lower volumes, partially offset by cost reduction actions.
(3)	Increase for 2024 compared to 2023 primarily reflects effective cost management and operational improvements.
(4)	2024 excludes Rationalization and asset impairment net charges of $18,840, the amortization of step up in value of acquired inventories of $4,776 and pension settlement charges of $4,205. 2023 excludes Rationalization and asset impairment net charges of $468 and the amortization of step up in value of acquired inventories of $9,390.

(5)	2024 excludes Rationalization and asset impairment net charges of $32,960 primarily due to restructuring activities, including the impact of the Company’s disposition of its Russian entity as discussed in Note 7, a loss on asset disposal of $4,950, the amortization of the step up in value of acquired inventories of $250 and pension settlement gain of $413. 2023 excludes pension settlement charges of $845, a gain on asset disposal of $1,646, the amortization of step up in value of acquired inventories of $2,862 and Rationalization and asset impairment net gains of $11,782.
(6)	2024 excludes Rationalization and asset impairment net charges of $3,955 as discussed in Note 7.
(7)	2024 excludes acquisition transaction costs of $7,042 as discussed in Note 4.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, adjusted effective tax rate, Adjusted diluted earnings per share, Adjusted return on invested capital, and Adjusted net operating profit after taxes, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF"), defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion, defined as FCF divided by Adjusted net income; Organic sales, reflects changes in volumes and prices, and excludes the effects of foreign currency and acquisitions.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2024	2023
Operating income as reported	$636,462	$717,849
Special items (pre-tax):
Rationalization and asset impairment net charges (1)	55,860	(11,314)
Acquisition transaction costs (2)	7,042	—
Amortization of step up in value of acquired inventories (3)	5,026	12,252
Adjusted operating income	$704,390	$718,787
As a percent of total sales	17.6%	17.1%

(1)	2024 charges primarily relate to rationalization plans initiated in the third quarter of 2024 in all three segments, as well as previously initiated plans and the disposition of the Company’s Russian entity in International Welding. 2023 net gains primarily relates to the gain on sale of a property, partially offset by charges within International Welding.
(2)	Transaction costs related to acquisitions which are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions which are included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2024	2023
Net income as reported	$466,108	$545,248
Special items:
Rationalization and asset impairment net charges (1)	55,860	(11,314)
Acquisition transaction costs (2)	7,042	—
Pension settlement net charges (3)	3,792	845
Amortization of step up in value of acquired inventories (4)	5,026	12,252
Loss (gain) on asset disposal (5)	4,950	(1,646)
Tax effect of Special items (6)	(11,513)	2,537
Adjusted net income	$531,265	$547,922
Interest expense, net	42,786	44,371
Income taxes as reported	128,041	141,618
Tax effect of Special items (6)	11,513	(2,537)
Adjusted EBIT	$713,605	$731,374
Effective tax rate as reported	21.6%	20.6%
Net special item tax impact	(0.8)%	(0.4)%
Adjusted effective tax rate	20.8%	20.2%
Diluted earnings per share as reported	$8.15	$9.37
Special items per share	1.14	0.04
Adjusted diluted earnings per share	$9.29	$9.41

(1)	Items in 2024 primarily relate to rationalization plans initiated in the third quarter of 2024 in all three segments, as well as previously initiated plans and the disposition of the Company’s Russian entity in International Welding. Items in 2023 reflects a gain on the sale of a property, partially offset by Rationalization and asset impairment charges within International Welding.
(2)	Transaction costs related to acquisitions which are included in Selling, general and administrative expenses. Refer to Note 4 for further discussion.
(3)	Pension settlement net charges are primarily due to the final settlement associated with the termination of pension plans and are included in Other income. Refer to Note 11 for further discussion.

(4)	Costs related to acquisitions which are included in Cost of goods sold.
(5)	Loss (gain) on asset disposal included in Other income.
(6)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of December 31, 2024, the Company had $377,262 of cash and cash equivalents on hand and $10,520 of outstanding borrowings under its $1,045,608 revolving credit facilities.

The Company’s capital allocation priorities include internal investment to support existing operations and organic growth, investment in acquisitions to grow the business and then returning capital to shareholders through dividends and share repurchases.

The Company’s cash flow from operations can be cyclical. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates we will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances, borrowings under its existing credit facilities and raising debt in capital markets.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Year Ended December 31,		$ Change
	2024	2023	2024 vs. 2023
Cash provided by operating activities (1)	$598,977	$667,542	$(68,565)
Cash used by investing activities (2)	(361,231)	(74,729)	(286,502)
Capital expenditures	(116,603)	(90,987)	(25,616)
Acquisition of businesses, net of cash acquired	(252,746)	(32,685)	(220,061)
Proceeds from sale of property, plant and equipment	7,798	49,494	(41,696)
Cash used by financing activities (3)	(244,640)	(412,392)	167,752
Proceeds from (payments on) short-term borrowings	8,449	(79,873)	88,322
Proceeds from long-term borrowings	550,000	—	550,000
Payments on long-term borrowings	(400,677)	(8,109)	(392,568)
Purchase of shares for treasury	(263,751)	(198,765)	(64,986)
Cash dividends paid to shareholders	(162,143)	(148,010)	(14,133)
(Decrease) increase in Cash and cash equivalents	(16,525)	196,637	(213,162)

(1)	Cash provided by operating activities decreased in 2024 as compared to 2023 primarily due to decreased earnings and working capital.
(2)	Cash used by investing activities increased in 2024 as compared to 2023 primarily for capital expenditures and the acquisition of businesses in 2024.
(3)	Cash used by financing activities decreased in 2024 as compared to 2023 primarily due to the proceeds from the 2024 Notes issuances, partially offset by the repayment of the Term Loan as described in Note 9.

As of December 31, 2024, the Company had cash of $249,895 held by international subsidiaries.

The Company paid $162,143 and $148,010 in cash dividends to its shareholders during 2024 and 2023, respectively. In January 2025, the Company paid a cash dividend of $0.75 per share, or $42,158, to shareholders of record on December 31, 2024, which reflects a 5.6% increase in the Company’s dividend payout rate.

The Company currently anticipates capital expenditures of $100,000 to $120,000 in 2025. Anticipated capital expenditures include investments to increase capacity, improve operational effectiveness and for general maintenance. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, support sales growth or improve the overall safety and environmental conditions of the Company’s facilities.

Revolving Credit Agreements and Other Lines of Credit

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. As of December 31, 2024, the Company had $1 billion of availability under the revolving credit facility. Additionally, the Company has other lines of credit with total availability of $35,088 as of December 31, 2024. Refer to Note 9 for further information on our revolving credit agreements and other lines of credit.

Working Capital Ratios

	2024	2023
Average operating working capital to Net sales (1)	16.9%	17.1%
Days sales in Inventories	106.0	104.6
Days sales in Accounts receivable	46.9	50.0
Average days in Trade accounts payable	45.8	47.6

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of December 31, 2024, there were 6.7 million shares available under the authorization. The Company is not obligated to make any repurchases.

Contractual Obligations

Debt

As of December 31, 2024, the total amount of debt outstanding was $1,261,075, which includes $110,524 in short-term debt. Refer to Note 9 for further information on our debt and interest.

Lease Obligations

As of December 31, 2024, the Company’s total future minimum lease payments were $61,942, which includes $14,896 in short-term lease obligations. Refer to Note 17 for further information on our lease obligations.

Purchase Commitments

Purchase commitments include contractual obligations for raw materials and services. As of December 31, 2024, the Company had total purchase commitments of $91,028, which includes $89,792 in current liabilities.

Other Material Obligations

As of December 31, 2024, there was a total liability of $55,425 for deferred compensation, which includes $30,901 in Other current liabilities.

Off-Balance Sheet Arrangements

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility.

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

The following table presents the reconciliation of ROIC and Adjusted ROIC to net income:

Return on Invested Capital	2024	2023
Net income as reported	$466,108	$545,248
Plus: Interest expense (after-tax)	39,665	38,050
Less: Interest income (after-tax)	7,593	5,033
Net operating profit after taxes	$498,180	$578,265
Special items:
Rationalization and asset impairment net charges	55,860	(11,314)
Acquisition transaction costs	7,042	—
Pension settlement net charges	3,792	845
Amortization of step up in value of acquired inventories	5,026	12,252
Loss (gain) on asset disposal	4,950	(1,646)
Tax effect of Special items (1)	(11,513)	2,537
Adjusted net operating profit after taxes	$563,337	$580,939

Invested Capital
Short-term debt	$110,524	$2,439
Long-term debt, less current portion	1,150,551	1,102,771
Total debt	1,261,075	1,105,210
Total equity	1,327,433	1,308,852
Invested capital	$2,588,508	$2,414,062

Return on invested capital as reported	19.2%	24.0%
Adjusted return on invested capital	21.8%	24.1%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rate reflects the taxable jurisdiction and nature of each Special item.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2024. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

At December 31, 2024, the Company had approximately $207,739 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2024, a valuation allowance of $35,284 was recorded against certain deferred tax assets based on this assessment. The

Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 35% and 37% of total inventories at December 31, 2024 and 2023, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $120,633 and $129,946 at December 31, 2024 and 2023, respectively.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company’s sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Approximately 10% of the Company’s Net sales are recognized over time.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2024. The derivative, borrowing and investment arrangements in effect at December 31, 2024 were compared to the hypothetical foreign exchange rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2024, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2024 was $96,444. At December 31, 2024, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $785.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2024 was $421,754. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $17,271 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements. The Company also has a foreign currency forward contract hedge designated as a net investment hedge with a notional dollar amount of $319,450 at December 31, 2024. At December 31, 2024, any loss (or gain) resulting from the hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $32,617.

The fair value of the Company’s cash and cash equivalents at December 31, 2024 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

During 2024, the Company completed the acquisitions of RedViking, Inrotech and Vanair (“Acquisitions”). The Company is currently integrating the Acquisitions into its operations, compliance programs and internal control processes. As permitted by guidance issued by the Securities and Exchanges Commission, the Company has excluded these acquisitions from management's evaluation of internal controls over financial reporting as of December 31, 2024. These acquisitions constituted approximately 8% of the Company’s total assets (inclusive of acquired intangible assets and goodwill) as of December 31, 2024 and 2.5% of the Company’s net sales for the fiscal year ended December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2025 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2024.

Except for the information set forth within Part I, Item 1D section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2025 Proxy Statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following reports and consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023 and 2022

Consolidated Balance Sheets – December 31, 2024 and 2023

Consolidated Statements of Equity – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022

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

3.2

Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc., as amended on February 15, 2023 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 17, 2023, SEC File No.0-1402, and incorporated herein by reference and made a part hereof).

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.1

Credit Agreement, dated as of June 20, 2024, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc., the financial institutions from time to time party thereto, as lenders, PNC Bank, National Association, as lead administrative agent, and KeyBank National Association, as co-administrative agent (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc., filed on June 24, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

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

10.4

Amendment No. 2 to Note Purchase Agreement, dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc. and the purchasers party thereto, dated June 20, 2024 (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.5

Note Purchase Agreement, dated as of October 20, 2016, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc. and Wayne Trail Technologies, Inc. and the purchasers party thereto (filed as Exhibit 10.4 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.6

Amendment No. 1 to Note Purchase Agreement, dated as of October 20, 2016, by an among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Lincoln Electric Automation, Inc. and the purchasers party thereto, dated June 20, 2024 (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.7

Note Purchase Agreement, dated as of June 20, 2024, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc, Lincoln Electric Automation, Inc. and the purchasers party thereto (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc., filed on June 24, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.8*

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

10.12*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2025 (filed herewith).
10.13*

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

10.19*

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

10.22*

Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2023 Stock Plan for Non-Employee Directors (filed as Exhibit 10.24 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.31*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

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

10.37*

Form of Restricted Stock Unit Agreement for Executive Officers under 2023 Equity and Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

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

10.42*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2024, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.43*

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

19	Lincoln Electric Holdings, Inc. Securities Trading Policy for Covered Persons (Effective July 17, 2024) (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97

Lincoln Electric Holdings, Inc. Clawback Policy (Effective October 2, 2023) (filed as Exhibit 97 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2023, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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
February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven B. Hedlund	/s/ Gabriel Bruno
Steven B. Hedlund,	Gabriel Bruno,
Chair, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 26, 2025	(principal financial and accounting officer)
February 26, 2025

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Brian D. Chambers, Director	Curtis E. Espeland, Director
February 26, 2025	February 26, 2025

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Bonnie J. Fetch, Director	Patrick P. Goris, Director
February 26, 2025	February 26, 2025

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Michael F. Hilton, Director	Marc A. Howze, Director
February 26, 2025	February 26, 2025

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Kathryn Jo Lincoln, Director	Kellye L. Walker, Director
February 26, 2025	February 26, 2025

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Phillip J. Mason, Director	Ben P. Patel, Director
February 26, 2025	February 26, 2025

Gabriel Bruno as
Attorney-in-Fact for
N. Joy Falotico, Director
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Purchase price allocation related to the acquisition of Superior Controls, LLC (“RedViking”)
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, on April 1, 2024, the Company acquired 100% ownership of RedViking. The purchase price, net of cash acquired, in connection with the acquisition was $108,844, of which a portion was allocated to goodwill. The Company accounted for the acquisition as a business combination.

Auditing the Company’s purchase price allocation was complex due to the significant estimation required to determine the fair value of three of the identifiable intangible assets, which were a significant input in determining the amount of the total purchase price allocated to goodwill. These fair value estimates were sensitive to certain significant assumptions, specifically the revenue growth rates and discount rates. Elements of these significant assumptions are forward-looking and could be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s purchase price allocation process. For example, we tested controls over management’s review of the significant assumptions described above along with the completeness and accuracy of the data used in these fair value estimates.

To test the estimated fair value of the relevant identifiable intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. As it pertains to the revenue growth rates, we compared the significant assumptions used by management to historical results of the acquired business, third party industry data and economic trends. We involved valuation specialists to assist with our evaluation of the methodology applied and the reasonableness of certain assumptions selected by management, including, the discount rates used to value the relevant identifiable intangible assets. Specifically, we evaluated the components of the discount rate assumptions used by performing an independent corroborative analysis with involvement of valuation specialists. We performed sensitivity analyses of significant assumptions to evaluate any hypothetical changes in the fair values of the relevant identifiable intangible assets that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.

Cleveland, OH
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Superior Controls, LLC (“RedViking”), Inrotech A/S (“Inrotech”) and Vanair Manufacturing, LLC (“Vanair”), which are included in the 2024 consolidated financial statements of the Company and constituted approximately 8% of total assets as of December 31, 2024 and 2.5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RedViking, Inrotech or Vanair.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 26, 2025

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales (Note 2)	$4,008,670	$4,191,636	$3,761,211
Cost of goods sold	2,535,758	2,726,191	2,480,451
Gross profit	1,472,912	1,465,445	1,280,760
Selling, general & administrative expenses	780,590	758,910	656,636
Rationalization and asset impairment net charges (Note 7)	55,860	(11,314)	11,788
Operating income	636,462	717,849	612,336
Interest expense, net	42,786	44,371	29,500
Other income (Note 12)	473	13,388	9,991
Income before income taxes	594,149	686,866	592,827
Income taxes (Note 13)	128,041	141,618	120,603
Net income	$466,108	$545,248	$472,224

Basic earnings per share (Note 3)	$8.23	$9.50	$8.14
Diluted earnings per share (Note 3)	$8.15	$9.37	$8.04
Cash dividends declared per share	$2.88	$2.63	$2.32

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$466,108	$545,248	$472,224
Other comprehensive (loss) income, net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	719	2,627	5,815
Defined benefit pension plan activity	948	(215)	11,450
Currency translation adjustment	(71,955)	43,139	(35,084)
Other comprehensive (loss) income:	(70,288)	45,551	(17,819)
Comprehensive income	$395,820	$590,799	$454,405

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$377,262	$393,787
Accounts receivable (less allowance for doubtful accounts of $12,674 in 2024; $11,464 in 2023)	481,979	538,830
Inventories (Note 16)	544,037	562,864
Other current assets	242,003	197,630
Total Current Assets	1,645,281	1,693,111
Property, plant and equipment (Note 1)	619,181	575,316
Intangibles, net (Note 5)	221,005	186,667
Goodwill (Note 5)	804,927	694,452
Deferred income taxes (Note 13)	77,611	45,176
Other assets	152,137	182,575
TOTAL ASSETS	$3,520,142	$3,377,297
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$10,520	$2,435
Trade accounts payable	296,590	325,435
Accrued employee compensation and benefits	104,374	112,373
Dividends payable	42,158	40,453
Other current liabilities	325,156	273,910
Current portion of long-term debt (Note 9)	100,004	4
Total Current Liabilities	878,802	754,610
Long-term debt, less current portion (Note 9)	1,150,551	1,102,771
Deferred income taxes (Note 13)	10,464	13,146
Other liabilities	152,892	197,918
Total Liabilities	2,192,709	2,068,445
Shareholders' Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 240,000,000 shares; issued - 98,581,434 shares in 2024 and 2023; outstanding - 56,211,219 shares in 2024 and 56,975,815 shares in 2023	9,858	9,858
Additional paid-in capital	566,740	523,357
Retained earnings	3,993,016	3,688,038
Accumulated other comprehensive loss (Note 8)	(300,135)	(229,847)
Treasury shares, at cost - 42,370,215 shares in 2024 and 41,605,619 shares in 2023	(2,942,046)	(2,682,554)
Total Equity	1,327,433	1,308,852
TOTAL LIABILITIES AND TOTAL EQUITY	$3,520,142	$3,377,297

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2021	58,787	$9,858	$451,268	$2,970,303	$(257,579)	$(2,309,941)	$863,909
Net income				472,224			472,224
Defined benefit pension plan activity, net of tax					11,450		11,450
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					5,815		5,815
Currency translation adjustment					(35,084)		(35,084)
Cash dividends declared – $2.32 per share				(134,931)			(134,931)
Stock-based compensation activity	211		29,194			2,458	31,652
Purchase of shares for treasury	(1,374)					(181,293)	(181,293)
Other			1,395	(1,096)			299
Balance at December 31, 2022	57,624	9,858	481,857	3,306,500	(275,398)	(2,488,776)	1,034,041
Net income				545,248			545,248
Defined benefit pension plan activity, net of tax					(215)		(215)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,627		2,627
Currency translation adjustment					43,139		43,139
Cash dividends declared – $2.63 per share				(151,513)			(151,513)
Stock-based compensation activity	451		43,609			4,987	48,596
Purchase of shares for treasury	(1,098)					(198,765)	(198,765)
Other			(2,109)	(12,197)			(14,306)
Balance at December 31, 2023	56,977	9,858	523,357	3,688,038	(229,847)	(2,682,554)	1,308,852
Net income				466,108			466,108
Defined benefit pension plan activity, net of tax					948		948
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					719		719
Currency translation adjustment					(71,955)		(71,955)
Cash dividends declared – $2.88 per share				(163,875)			(163,875)
Stock-based compensation activity	463		47,197			4,259	51,456
Purchase of shares for treasury	(1,229)					(263,751)	(263,751)
Other			(3,814)	2,745			(1,069)
Balance at December 31, 2024	56,211	$9,858	$566,740	$3,993,016	$(300,135)	$(2,942,046)	$1,327,433

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$466,108	$545,248	$472,224
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 7)	20,887	4,779	8,100
Depreciation and amortization	88,238	86,670	78,059
Gain on sale of property	—	(36,187)	—
Deferred income taxes (Note 13)	(40,328)	(20,926)	(48,207)
Stock-based compensation	24,052	26,231	25,267
Pension settlement net charges	3,792	—	—
Other, net	(6,780)	(17,464)	11,982
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	52,829	14,980	(65,010)
Decrease (increase) in inventories	25,355	122,094	(81,188)
(Increase) in other current assets	(41,558)	(35,608)	(18,297)
(Decrease) increase in trade accounts payable	(27,189)	(32,028)	16,852
Increase (decrease) in other current liabilities	32,703	10,056	(8,199)
Net change in other assets and liabilities	868	(303)	(8,197)
NET CASH PROVIDED BY OPERATING ACTIVITIES	598,977	667,542	383,386
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(116,603)	(90,987)	(71,883)
Acquisition of businesses, net of cash acquired (Note 4)	(252,746)	(32,685)	(436,298)
Proceeds from sale of property, plant and equipment	7,798	49,494	3,331
Other investing activities	320	(551)	159
NET CASH USED BY INVESTING ACTIVITIES	(361,231)	(74,729)	(504,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) on short-term borrowings	8,449	(79,873)	34,351
Proceeds from long-term borrowings	550,000	—	405,444
Payments on long-term borrowings	(400,677)	(8,109)	—
Proceeds from exercise of stock options	27,404	22,365	6,385
Purchase of shares for treasury	(263,751)	(198,765)	(181,293)
Cash dividends paid to shareholders	(162,143)	(148,010)	(130,724)
Other financing activities	(3,922)	—	(438)
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES	(244,640)	(412,392)	133,725
Effect of exchange rate changes on Cash and cash equivalents	(9,631)	16,216	(8,228)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,525)	196,637	4,192

Cash and cash equivalents at beginning of period	393,787	197,150	192,958
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377,262	$393,787	$197,150

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

In March 2022, in response to Russia’s invasion of Ukraine, the Company announced it was ceasing operations in Russia and implementing plans to support its Russian employees. In May 2024, the Company disposed of its Russian entity and completed its exit from the Russian market. As a result, $22,566 of cumulative translation adjustment previously recognized within Other comprehensive income (loss) was recorded to Rationalization and asset impairment charges on the Consolidated Statements of Income in the year ended December 31, 2024.

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of Total equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts and translation adjustments are included in Net income. An economy is considered highly inflationary under generally accepted accounting principles in the United States (“GAAP”) if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Turkish economy exceeded the three-year cumulative inflation rate of 100 percent during the second quarter of 2022. As a result, the financial statements of the Company’s Turkish operation are reported under highly inflationary accounting rules as of April 1, 2022. Under highly inflationary accounting, the financial statements of the Company’s Turkish operation have been remeasured into the Company’s reporting currency (U.S. dollar). Beginning April 1, 2022, the exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. For the years ended December 31, 2024, 2023 and 2022, this impact was not significant to the Company’s results.

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

Foreign currency transaction net (gains) losses are included in Selling, general & administrative expenses and were ($1,406), $1,744 and ($3,633) in 2024, 2023 and 2022, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. At December 31, 2024 and 2023, approximately 35% and 37% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 16 for additional details.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon historical usage, future demand and market conditions. The reserve for excess and obsolete inventory was $31,072 and $31,881 at December 31, 2024 and 2023, respectively.

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2024	2023
Land	$64,016	$67,949
Buildings	445,319	445,041
Machinery and equipment	975,480	939,316
	1,484,815	1,452,306
Less accumulated depreciation	865,634	876,990
Total	$619,181	$575,316

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company’s sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer generally based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Approximately 10% of the Company’s Net sales are recognized over time.

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

The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a financing component under Accounting Standards Codification Topic 606.

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

Research and Development

Research and development costs are charged to Selling, general and administrative expenses as incurred and totaled $81,821, $71,235 and $63,207 in 2024, 2023 and 2022, respectively.

Bonus

The Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of medical costs, are included in Selling, general and administrative expenses. Bonus costs were $166,554, $192,498 and $159,281 in 2024, 2023 and 2022, respectively.

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

Acquisitions

The acquisition of a business is accounted for as a business combination, which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.

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

The following ASUs were adopted as of January 1, 2024 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2023-07, Segment Reporting (Topic 280), issued November 2023.

Requires enhanced disclosures about significant segment expenses, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, an amount for other segment items by reportable segment, and disclosures about segment profit or loss and assets on an annual and interim basis. The amendments are effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. Refer to Note 6 for the impacts on the Company’s consolidated financial statements.

ASU No. 2023-01, Leases-Common Control Arrangements (Topic 842), issued March 2023

Requires a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life, regardless of the lease term. The requirements of the ASU are effective January 1, 2024.

ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), issued September 2022.

Requires disclosure about a company’s supplier finance programs, including a period-over-period balance roll forward. This requirement of the ASU is effective January 1, 2024 and should be applied prospectively. Refer to Note 19.

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard		Description
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, issued November 2024

Requires enhanced disclosures of specified information about certain costs and expenses. The amendments are effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is prohibited.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2024	2023	2022
Consumables	$2,088,721	$2,212,314	$2,183,019
Equipment	1,919,949	1,979,322	1,578,192
Net sales	$4,008,670	$4,191,636	$3,761,211

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

At December 31, 2024, the Company recorded $63,473 related to advance customer payments and $57,960 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2023, the balances related to advance customer payments and billings in excess of revenue recognized were $40,063 and $52,422, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2024 and 2023, $81,781 and $41,816, respectively, related to these contract assets which are included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$466,108	$545,248	$472,224
Denominator (shares in 000's):
Basic weighted average shares outstanding	56,639	57,364	58,030
Effect of dilutive securities - Stock options and awards	555	857	719
Diluted weighted average shares outstanding	57,194	58,221	58,749
Basic earnings per share	$8.23	$9.50	$8.14
Diluted earnings per share	$8.15	$9.37	$8.04

For the years ended December 31, 2024, 2023 and 2022, common shares subject to equity-based awards of 20,495, 69,901 and 127,358, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 – ACQUISITIONS

The acquired companies are accounted for as business combinations and are included in the consolidated financial statements as of the date of acquisition. The acquired companies discussed below are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions has not been presented.

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

On April 1, 2024, the Company acquired 100% ownership of Superior Controls, LLC (“RedViking”), a privately held automation system integrator based in Plymouth, Michigan. The purchase price was $108,844, net of cash acquired. In 2023, RedViking generated sales of approximately $70,000 (unaudited). RedViking specializes in the development and integration of state-of-the-art autonomous guided vehicles and mobile robots, custom assembly and dynamic test systems, and proprietary manufacturing execution system software. The acquisition broadened the Company’s portfolio of automation solutions and extends the Company’s ability to serve customers in the growing aerospace and defense industries.

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

On December 1, 2022, the Company acquired 100% ownership of Fori Automation, LLC (“Fori”) for an agreed upon purchase price of $427,000, which was adjusted for certain debt like obligations, for total purchase price consideration of $468,683 or $416,353, net of cash acquired. Fori is a leading designer and manufacturer of complex, multi-armed automated welding systems, with an extensive range of automated assembly systems, automated material handling solutions, automated large-scale, industrial guidance vehicles, and end of line testing systems. The acquisition of Fori extended the Company’s market presence within the automotive sector as well as its automation footprint in the International Welding segment.

The acquisition of Fori was accounted for as a business combination, which required the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities required the use of judgment in determining the appropriate assumptions and estimates. The table below summarizes the final fair values of the assets acquired and liabilities assumed on the acquisition date.

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

On March 1, 2022, the Company acquired 100% ownership of Kestra Universal Soldas, Industria e Comercio, Imporacao e Exportacao Ltda. (“Kestra”), a privately held manufacturer headquartered in Atibaia, Sao Paulo State, Brazil. The purchase price was $22,294, net of cash acquired. Kestra manufactures and provides specialty welding consumables, wear plates and maintenance and repair services for alloy and wear-resistant products commonly used in mining, steel, agricultural and industrial mill applications. The acquisition broadened the Company’s specialty alloys portfolio and services.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized acquisition costs of $7,042, $0 and $6,003, respectively, which are included in Selling, general and administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2024 and 2023 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2022	$492,187	$129,919	$43,151	$665,257
Additions and adjustments (1)	(2,899)	23,111	—	20,212
Foreign currency translation	8,312	449	222	8,983
Balance as of December 31, 2023	497,600	153,479	43,373	694,452
Additions and adjustments (2)	101,657	33,427	—	135,084
Foreign currency translation	(13,443)	(10,644)	(522)	(24,609)
Balance as of December 31, 2024	$585,814	$176,262	$42,851	$804,927

(1)	Adjustments to Americas Welding reflect goodwill recognized in the acquisition of Powermig offset by Fori purchase accounting adjustments in 2023. Additions to International Welding reflect Fori purchase accounting adjustments in 2023.
(2)	Additions to Americas Welding reflect goodwill recognized in the acquisitions of Vanair and RedViking. Additions to International Welding reflect goodwill recognized in the acquisition of Inrotech.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2024		December 31, 2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$16,208		$16,038
Intangible assets subject to amortization
Trademarks and trade names	$106,512	$55,078	$93,065	$52,510
Customer relationships	192,196	106,719	171,338	102,643
Technology and know-how	82,019	29,478	68,365	24,602
Patents	23,901	16,008	25,150	15,879
Other	42,315	34,863	43,451	35,106
Total intangible assets subject to amortization	$446,943	$242,146	$401,369	$230,740

During 2024, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average useful-life as follows:

	Year Ended December 31, 2024
	Purchase Price	Weighted
	Allocation	Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	$17,977	15
Customer relationships	32,203	14
Technology and know-how	17,222	10
Other	2,075	5
Total acquired intangible assets subject to amortization	$69,477

Aggregate amortization expense was $27,075, $25,983 and $21,908 for 2024, 2023 and 2022, respectively. During 2023, the Company determined that for certain intangible assets, the carrying value of the assets exceeded the fair value resulting in an impairment. The Company recognized non-cash impairment charges of $1,564 in 2023 which is recorded in Rationalization and asset impairment charges in the Company’s Consolidated Statements of Income. At December 31, 2024, the Company’s estimated annual amortization expense for intangible assets for each of the next five years is $27,172 in 2025, $25,821 in 2026, $24,936 in 2027, $24,142 in 2028 and $20,570 in 2029.

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses segment Adjusted EBIT to allocate resources for each segment predominantly in establishing the Company’s long-term strategy and in developing the annual budget. The CODM considers actual performance using Adjusted EBIT when making decisions about allocating capital and resources to the segments.

The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2024, 2023 and 2022 approximately 35%, 37% and 38%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

Financial information for the reportable segments follows:

			The Harris
	Americas	International	Products	Corporate /
	Welding (1)	Welding (2)	Group (3)	Eliminations (4)	Consolidated
For the Year Ended December 31, 2024
Net sales	$2,564,847	$933,722	$510,101	$—	$4,008,670
Inter-segment sales	135,758	35,861	12,321	(183,940)	—
Total sales	2,700,605	969,583	522,422	(183,940)	4,008,670
Cost of goods sold	1,638,568	700,428	378,292	(181,530)	2,535,758
Gross profit	1,062,037	269,155	144,130	(2,410)	1,472,912
Other segment expenses (5)	559,670	200,785	59,757	15,765	835,977
EBIT	502,367	68,370	84,373	(18,175)	636,935
Special items charge	27,821	37,747	3,955	7,147	76,670
Adjusted EBIT	$530,188	$106,117	$88,328	$(11,028)	$713,605
Special items charge					(76,670)
Interest income					10,130
Interest expense					(52,916)
Income before income taxes					$594,149

Total assets	$2,416,411	$1,050,327	$346,645	$(293,241)	$3,520,142
Capital expenditures	94,528	17,814	4,144	117	116,603
Depreciation and amortization	57,016	21,735	10,091	(604)	88,238

For the Year Ended December 31, 2023
Net sales	$2,655,546	$1,040,006	$496,084	$—	$4,191,636
Inter-segment sales	127,536	31,498	10,641	(169,675)	—
Total	2,783,082	1,071,504	506,725	(169,675)	4,191,636
Cost of goods sold	1,739,850	776,982	377,748	(168,389)	2,726,191
Gross profit	1,043,232	294,522	128,977	(1,286)	1,465,445
Other segment expenses (5)	514,821	148,304	54,833	16,250	734,208
EBIT	528,411	146,218	74,144	(17,536)	731,237
Special items charge (gain)	9,858	(9,721)	—	—	137
Adjusted EBIT	$538,269	$136,497	$74,144	$(17,536)	$731,374
Special items charge					(137)
Interest income					6,762
Interest expense					(51,133)
Income before income taxes					$686,866

Total assets	$2,365,737	$1,046,369	$340,463	$(375,272)	$3,377,297
Capital expenditures	61,752	20,568	8,550	117	90,987
Depreciation and amortization	55,821	22,023	9,611	(785)	86,670

For the Year Ended December 31, 2022
Net sales	$2,288,934	$954,281	$517,996	$—	$3,761,211
Inter-segment sales	122,019	31,503	11,040	(164,562)	—
Total	2,410,953	985,784	529,036	(164,562)	3,761,211
Cost of goods sold	1,514,203	719,051	410,861	(163,664)	2,480,451
Gross profit	896,750	266,733	118,175	(898)	1,280,760
Other segment expenses (5)	430,871	158,257	54,167	15,138	658,433
EBIT	465,879	108,476	64,008	(16,036)	622,327
Special items (gain) charge	(3,060)	11,681	—	6,003	14,624
Adjusted EBIT	$462,819	$120,157	$64,008	$(10,033)	$636,951
Special items charge					(14,624)
Interest income					1,607
Interest expense					(31,107)
Income before income taxes					$592,827

Total assets	$2,122,729	$994,905	$361,989	$(299,077)	$3,180,546
Capital expenditures	43,003	17,955	10,925	—	71,883
Depreciation and amortization	47,291	20,949	9,819	—	78,059

(1)	2024 special items reflect Rationalization and asset impairment net charges of $18,840, an amortization of step up in value of acquired inventories of $4,776 and a pension settlement net charge of $4,205.

2023 special items reflect Rationalization and asset impairment net charges of $468 and amortization of step up in value of acquired inventories of $9,390.

2022 special items reflect Rationalization and asset impairment net gains of $431, final settlement gains related to the termination of a pension plan of $3,735 and amortization of step up in value of acquired inventories of $1,106.

(2)	2024 special items reflect Rationalization and asset impairment net charges of $32,960 including the impact of the Company’s disposition of its Russian entity, a loss on asset disposal of $4,950, an amortization of step up in value of acquired inventories of $250 and a pension settlement gain of $413.

2023 special items reflect Rationalization and asset impairment net gains of $11,782, amortization of step up in value of acquired inventories of $2,862, gain on asset disposal of $1,646, and pension settlement charges of $845.

2022 special items reflect Rationalization and asset impairment charges of $11,681.

(3)	2024 special items reflect Rationalization and asset impairment net charges of $3,955.
(4)	2024 special items reflect transaction costs of $7,042 related to acquisitions as discussed in Note 4 to the consolidated financial statements.

2022 special items reflect transaction costs of $6,003 related acquisitions as discussed in Note 4 to the consolidated financial statements.

(5)	Other segment expenses primarily include:
a.	Selling, general and administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 7 for further discussion.

Export sales (excluding inter-company sales) from the United States were $244,334 in 2024, $238,704 in 2023 and $173,033 in 2022. No individual customer comprised more than 10% of the Company’s total revenues in 2024, 2023 and 2022.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2024	2023	2022
Net sales:
United States	$2,355,262	$2,398,560	$2,128,457
Foreign countries	1,653,408	1,793,076	1,632,754
Total	$4,008,670	$4,191,636	$3,761,211

	December 31,
	2024	2023	2022
Property, plant and equipment, net:
United States	$344,533	$293,172	$267,654
Foreign countries	274,648	282,144	277,217
Total	$619,181	$575,316	$544,871

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

During 2024, the Company initiated rationalization plans within International Welding, Americas Welding and The Harris Products Group. During 2023, the Company also initiated rationalization plans within International Welding. The plans in both years impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs. As a result of these plans, in 2024 the Company recorded Rationalization and asset impairment net charges of $32,960 in International Welding, of which $22,566 is associated with the disposal of the Company’s Russian entity. The Company also incurred Rationalization and asset impairment net charges of $18,840 and $3,955 in Americas Welding and The Harris Products Group, respectively, in 2024. In 2023, the Company recorded a Rationalization and asset impairment net gain of $11,782 in International Welding and a net charge $468 in Americas Welding. In 2022, the Company recorded Rationalization and asset impairment net charge of $11,788 primarily related to International Welding.

At December 31, 2024 and 2023, liabilities of $14,146 and $15,086, respectively, were recognized in Other current liabilities in the Company's Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

		International	The Harris
	Americas Welding	Welding	Products Group	Consolidated
Balance at December 31, 2022	$—	$2,207	$—	$2,207
Payments and other adjustments	(468)	(6,747)	—	(7,215)
Charged to expense	468	19,626	—	20,094
Balance at December 31, 2023	$—	$15,086	$—	$15,086
Payments and other adjustments	(11,957)	(21,893)	(2,063)	(35,913)
Charged to expense	17,585	14,369	3,019	34,973
Balance at December 31, 2024	$5,628	$7,562	$956	$14,146

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment	Total
Balance at December 31, 2022	$13,909	$(1,781)	$(287,526)	$(275,398)
Other comprehensive income (loss) before reclassification	7,049	(5,135)	43,139	45,053
Amounts reclassified from AOCI	(4,422)	4,920	—	498
Net current-period other comprehensive income (loss)	2,627	(215)	43,139	45,551
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)	$(229,847)
Other comprehensive income (loss) before reclassification	1,831	(1,591)	(71,955)	(71,715)
Amounts reclassified from AOCI	(1,112)	2,539	—	1,427
Net current-period other comprehensive income (loss)	719	948	(71,955)	(70,288)
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)	$(300,135)

NOTE 9 – DEBT

At December 31, 2024 and 2023, debt consisted of the following:

		December 31,
		2024	2023
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series A due August 20, 2025	3.15%	$100,000	$100,000
2015 Notes - Series B due August 20, 2030	3.35%	100,000	100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	—
2024 Notes - Series B due August 22, 2031	5.62%	75,000	—
2024 Notes - Series C due June 20, 2034	5.74%	400,000	—
Term Loan due through 2025	Variable(1)	—	400,000
Other borrowings due through 2030	Variable(2)	10	9
		1,250,010	1,100,009
Plus interest rate swap adjustment		3,355	4,036
Less current portion		100,004	4
Less debt issuance costs		2,810	1,270
Long-term debt, less current portion		1,150,551	1,102,771
Short-term debt
Amounts due banks	Variable(3)	10,520	2,435
Current portion long-term debt		100,004	4
Total short-term debt		110,524	2,439
Total debt		$1,261,075	$1,105,210
(1)	Interest is calculated at the secured overnight finance rate (“SOFR”) plus a 0.85% margin.
(2)	Interest rate was 7.97% for both years ended December 31, 2024 and 2023.

(3)	Weighted average interest of Other borrowings related to liquidity needs in a hyperinflationary country was 47.8% in 2024 and 47.7% in 2023.

At December 31, 2024 and 2023, the fair value of long-term debt, including the current portion, was approximately $1,184,313 and $1,013,795, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,250,555 and $1,102,771, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

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

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 and 2016 Notes each have an aggregate principal amount of $350,000.

The Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.1%, including the impact from terminated swap agreements as discussed in Note 14, and 8.9 years, respectively. Interest on the senior unsecured notes is paid semi-annually. The senior unsecured notes contain certain affirmative and negative covenants. As of December 31, 2024, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Term Loan

On November 29, 2022, the Company entered into a term loan in the aggregate principal amount of $400,000 (the “Term Loan”), which was borrowed in full. On June 20, 2024, the Company used the net proceeds from the issuance of the initial series of 2024 Notes to repay the Term Loan in full.

In June 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other income.

Revolving Credit Agreements

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to SOFR plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of December 31, 2024, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

The Company has other lines of credit and debt agreements totaling $45,608. As of December 31, 2024 the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $10,520.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2024 are $110,524 in 2025, $5 in 2026, $0 in 2027, $100,000 in 2028, $75,000 in 2029 and $975,000 thereafter. Total interest paid was $51,264 in 2024, $49,366 in 2023 and $30,873 in 2022. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 14.

NOTE 10 – STOCK PLANS

On April 19, 2023, the shareholders of the Company approved the 2023 Equity and Incentive Compensation Plan ("2023 Employee Plan"), which replaced the 2015 Equity and Incentive Compensation Plan (“2015 Employee Plan”). The 2023 Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 2,025,000 of the Company’s common shares. In addition, on April 19, 2023, the shareholders of the Company approved the 2023 Stock Plan for Non-Employee Directors ("2023 Director Plan"), which replaced the 2015 Stock Plan for Non-Employee Directors (“2015 Director Plan”). The 2023 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 200,000 of the Company’s common shares. At December 31, 2024, there were 1,997,299 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	919,619	$108.85
Options granted	86,874	246.98
Options exercised	(309,947)	88.41
Balance at end of year	696,546	135.17
Exercisable at end of year	585,979	122.17

Options granted under the 2023 Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2024. In 2024, all options issued were under the 2023 Employee Plan.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2024	2023	2022
Expected volatility	26.90%	27.63%	27.14%
Dividend yield	1.40%	1.59%	1.84%
Risk-free interest rate	4.26%	4.04%	1.94%
Expected option life (years)	4.8	4.8	4.7
Weighted average fair value per option granted during the year	$66.20	$46.94	$27.42

The following table summarizes non-vested stock options for the year ended December 31, 2024:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	248,455	$28.36
Granted	86,874	66.20
Vested	(224,762)	37.28
Balance at end of year	110,567	53.42

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2024 was $41,719 and $40,181, respectively. The total intrinsic value of awards exercised during 2024, 2023 and 2022 was $47,929, $35,414 and $7,082, respectively. The total fair value of options that vested during 2024, 2023 and 2022 was $8,367, $3,684 and $3,086, respectively.

The following table summarizes information about awards outstanding as of December 31, 2024:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $49.99	—	$—	—	—	$—	—
$50.00 - $59.99	14,665	58.17	1.10	14,665	58.17	1.10
Over $60.00	681,881	136.82	6.49	571,314	123.81	6.11
	696,546		6.38	585,979		5.98

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2024 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	339,441	$140.50
Units granted	127,810	205.67
Units vested	(164,062)	124.70
Units forfeited	(9,771)	171.97
Balance at end of year	293,418	176.70

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 15,253 RSUs and PSUs to common shares in 2024 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2024, 93,273 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2024, 74,124 RSUs were issued under the 2023 Employee Plan and the 2023 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.9 years as of December 31, 2024.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2024, the Company issued 53,686 PSUs and has 74,449 PSUs outstanding as of December 31, 2024 under the 2015 and 2023 Employee Plans at a weighted average fair value of $179.73 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.7 years as of December 31, 2024.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2024, 2023 and 2022 was $24,000, $26,223 and $25,276, respectively. The related tax benefit for 2024, 2023 and 2022 was $6,009, $6,711 and $6,363, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $18,839, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. There were no shares purchased in 2024, 2023 or 2022.

NOTE 11 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The Company uses a December 31 measurement date for its plans.

The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions and certain non-U.S. statutory termination benefits.

Defined Benefit Plans

Contributions are made in amounts sufficient to fund current service costs on a current basis and to fund past service costs, if any, over various amortization periods.

Obligations and Funded Status

	December 31,
	2024		2023
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$8,370	$126,030	$9,374	$118,489
Service cost	156	1,014	166	955
Interest cost	477	3,785	466	4,867
Plan participants' contributions	—	42	—	48
Acquisitions & other adjustments	(897)	(792)	(821)	84
Actuarial (gain) loss	(244)	283	990	5,633
Benefits paid	—	(6,634)	—	(7,265)
Settlements/curtailments (1)	—	(32,564)	(1,805)	(1,700)
Currency translation	—	(5,792)	—	4,919
Benefit obligations at end of year	7,862	85,372	8,370	126,030

Change in plan assets
Fair value of plan assets at beginning of year	—	91,222	—	86,543
Actual return on plan assets	—	(1,019)	—	4,087
Employer contributions	—	2,545	—	2,080
Plan participants' contributions	—	42	—	48
Benefits paid	—	(4,212)	—	(5,120)
Settlements (1)	—	(30,741)	—	(599)
Currency translation	—	(3,295)	—	4,183
Fair value of plan assets at end of year	—	54,542	—	91,222

Funded status at end of year	(7,862)	(30,830)	(8,370)	(34,808)
Unrecognized actuarial net loss	1,988	2,370	2,387	3,070
Unrecognized prior service cost	—	(36)	—	(56)
Unrecognized transition assets, net	—	24	—	24
Net amount recognized	$(5,874)	$(28,472)	$(5,983)	$(31,770)

(1)	Settlements in 2024 resulting from lump sum pension payments and the purchase of a group annuity contract related to the termination of a pension plan.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2024 were $1,037, $(28) and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

The Company terminated the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The surplus assets were transferred to a suspense account in January 2022 and are being used to fund employer matching contributions in the Company’s Savings Plan. The surplus assets as of December 31, 2024 and 2023 were $27,059 and $41,849, respectively, and are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2024		2023
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	Pension plans	plans	pension plans
Prepaid pensions (1)	$—	$845	$—	$2,891
Accrued pension liability, current (2)	(1,003)	(2,556)	(732)	(95)
Accrued pension liability, long-term (3)	(6,859)	(29,119)	(7,638)	(37,605)
Accumulated other comprehensive loss, excluding tax effects	1,988	2,358	2,387	3,039
Net amount recognized in the balance sheets	$(5,874)	$(28,472)	$(5,983)	$(31,770)

(1)	Included in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2024		2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$156	$1,014	$166	$955	$199	$1,077
Interest cost	477	3,785	466	4,867	262	2,644
Expected return on plan assets	—	(2,574)	—	(3,839)	—	(3,525)
Other adjustments	—	—	—	117	—	—
Amortization of prior service cost	—	(7)	—	(8)	—	—
Amortization of net loss (gain)	155	(62)	80	(374)	132	299
Settlement and curtailment charges (gains) (1)	—	3,818	256	949	(3,735)	367
Defined benefit plans	$788	$5,974	$968	$2,667	$(3,142)	$862

(1)	Settlements in 2024 resulting from lump sum pension payments and the purchase of a group annuity contract related to the termination of a pension plan.

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2024		2023
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Projected benefit obligation	$7,819	$50,363	$8,326	$88,290
Accumulated benefit obligation	7,424	47,867	8,002	86,317
Fair value of plan assets	—	18,980	—	50,758

The total accumulated benefit obligation for all plans was $89,759 as of December 31, 2024 and $131,550 as of December 31, 2023.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S. pension	Non-U.S.
	Plans	pension plans
Estimated Payments
2025	$1,027	$7,277
2026	1,015	6,263
2027	998	5,305
2028	906	5,923
2029	887	5,161
2030 through 2034	4,174	30,196

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024		2023
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Discount Rate	4.8%	4.0%	6.0%	3.9%
Rate of increase in compensation	3.0%	5.6%	3.0%	4.8%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2024		2023		2022
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Discount rate	6.0%	3.9%	5.8%	4.2%	2.5%	1.8%
Rate of increase in compensation	3.0%	4.8%	3.0%	3.7%	3.0%	3.1%
Expected return on plan assets	—	3.8%	—	4.4%	—%	3.4%

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

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. Excluding the RAP plan assets, the target allocation for plan assets is 10% to 15% equity securities and 85% to 90% debt and other securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2024:

	Pension Plans' Assets at Fair Value as of December 31, 2024
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$1,974	$—	$—	$1,974
Fixed income securities (1)
Corporate debt and other obligations	—	6,063	—	6,063
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	46,505
Total investments at fair value	$1,974	$6,063	$—	$54,542

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2023:

	Pension Plans' Assets at Fair Value as of December 31, 2023
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$22,347	$—	$—	$22,347
Fixed income securities (1)
Corporate debt and other obligations	—	5,894	—	5,894
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	62,981
Total investments at fair value	$22,347	$5,894	$—	$91,222

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.
(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s terminated qualified retirement plan which was subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $340, $650 and $253 in 2024, 2023 and 2022, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $5,034, $5,461 and $7,339 at December 31, 2024, 2023 and 2022, respectively.

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

The annual costs recognized for defined contribution plans were $29,029, $29,443 and $29,569 in 2024, 2023 and 2022, respectively.

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

NOTE 12 — OTHER INCOME

The components of Other income were as follows:

	Year Ended December 31,
	2024	2023	2022
Equity earnings in affiliates	$235	$556	$(153)
Other components of net periodic pension (cost) income (1)	(5,692)	(2,573)	3,556
Other income (2)	5,930	15,405	6,588
Total Other income	$473	$13,388	$9,991

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 11.
(2)	In 2024, Other income primarily relates to non-recurring items such as the gain on termination of interest rate swaps, other non-operating gains and a loss on asset disposal. In 2023, Other income primarily related to non-recurring items such as royalty and other non-operating gains.

NOTE 13 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$496,339	$508,316	$359,760
Non-U.S.	97,810	178,550	233,067
Total	$594,149	$686,866	$592,827

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$109,943	$95,514	$88,974
Non-U.S.	37,997	45,830	55,664
State and local	21,217	24,132	24,423
	169,157	165,476	169,061
Deferred:
Federal	(31,178)	(13,068)	(38,462)
Non-U.S.	(5,269)	(7,515)	(3,281)
State and local	(4,669)	(3,275)	(6,715)
	(41,116)	(23,858)	(48,458)
Total	$128,041	$141,618	$120,603

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2024 were as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate applied to pre-tax income	$124,771	$144,242	$124,492
State and local income taxes, net of federal tax benefit	14,172	17,979	12,904
Excess tax benefits resulting from exercises of stock-based compensation	(4,364)	(10,742)	(2,500)
Foreign derived intangible income deduction	(13,766)	(10,411)	(13,356)
Foreign rate variance	9,312	6,854	5,020
Research and development credit	(10,010)	(9,600)	(6,800)
Other	7,926	3,296	843
Total	$128,041	$141,618	$120,603
Effective tax rate	21.6%	20.6%	20.3%

The effective tax rate is higher in 2024 as compared to 2023 primarily due to the mix of earnings and discrete items.

Total income tax payments, net of refunds, were $157,542 in 2024, $180,512 in 2023 and $151,818 in 2022.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Tax loss and credit carry-forwards	$43,417	$45,319
Inventory	1,555	2,941
Other accruals	31,671	17,984
Research and development capitalization	86,697	64,836
Employee benefits	27,866	28,639
Pension obligations	7,025	7,375
Other	9,508	5,640
Deferred tax assets, gross	207,739	172,734
Valuation allowance	(35,284)	(36,876)
Deferred tax assets, net	172,455	135,858
Deferred tax liabilities:
Property, plant and equipment	43,048	43,339
Intangible assets	31,214	26,624
Inventory	6,785	4,918
Pension and other benefit liabilities	5,890	10,545
Other	18,371	18,402
Deferred tax liabilities	105,308	103,828
Total deferred taxes	$67,147	$32,030

At December 31, 2024, certain subsidiaries had net operating loss carry-forwards of approximately $35,769 that expire in various years from 2032 through 2040, plus $128,123 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2024, a valuation allowance of $35,284 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $76. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included expense of $145 and $101 for the years ended December 31, 2024 and 2023, respectively, for interest and penalties. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $2,495 and $2,364, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2024	2023
Balance at beginning of year	$12,592	$17,423
Increase related to current year tax provisions	1,701	1,983
Decrease related to prior years' tax positions	(870)	(1,642)
Decrease related to settlements with taxing authorities	—	(4,036)
Resolution of and other decreases in prior years' tax liabilities	(1,982)	(1,380)
Other	(554)	244
Balance at end of year	$10,887	$12,592

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9,343 at December 31, 2024 and $10,036 at December 31, 2023.

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

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $2,023 in prior years’ unrecognized tax benefits in 2025.

NOTE 14 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2024.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2024. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $96,444 and $84,148 at December 31, 2024 and 2023, respectively.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during 2024. At December 31, 2023, the dollar equivalent gross notional amount of the contracts was $100,000. Upon termination of the contracts in the second quarter of 2024, the company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

The Company had commodity contracts that were qualified and designated as cash flow hedges that matured in 2024. The notional amount of these contracts was 200,000 pounds at December 31, 2023.

The Company had interest rate swap agreements, which were qualified and designated as cash flow hedges. At December 31, 2023, the aggregate notional amount of the contracts was $150,000. During 2024, the Company terminated the interest rate swaps that were associated with the Term Loan and realized a gain of $2,428, which is recorded in Other income.

Net investment hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts were $319,450 and $119,607 at December 31, 2024 and 2023, respectively.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts were $421,754 and $492,600 at December 31, 2024 and 2023, respectively.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2024				December 31, 2023
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,663	$2,972	$—	$—	$1,548	$687	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	1,460	—
Forward starting swap agreements	—	—	—	—	—	—	20,377	—
Net investment contracts	10,276	—	—	—	—	3,351	—	—
Commodity contracts	—	—	—	—	45	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,560	4,251	—	—	4,063	623	—	—
Total derivatives	$13,499	$7,223	$—	$—	$5,656	$4,661	$21,837	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of (loss) gain	2024	2023
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(11,198)	$15,990

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

	December 31,
Total (loss) gain recognized in AOCI, net of tax	2024	2023
Foreign exchange contracts	$(812)	$721
Interest rate swap agreements	—	1,085
Forward starting swap agreements	18,067	14,696
Net investment contracts	20,403	7,136
Commodity contracts	—	34

The Company expects a loss of $812 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2024	2023
Foreign exchange contracts	Net Sales	$(625)	$5,210
	Cost of goods sold	494	590
Commodity contracts	Cost of goods sold	110	193
Forward starting swap agreements	Interest expense, net	1,394	—

NOTE 15 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2024 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,223	$—	$3,223	$—
Net investment contracts	10,276	—	10,276	—
Pension surplus	27,059	27,059	—	—
Total assets	$40,558	$27,059	$13,499	$—
Liabilities:
Foreign exchange contracts	$7,223	$—	$7,223	$—
Deferred compensation	55,425	—	55,425	—
Total liabilities	$62,648	$—	$62,648	$—

The following table provides a summary of fair value assets and liabilities as of December 31, 2023 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2023	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,611	$—	$5,611	$—
Interest rate swap agreements	1,460	—	1,460	—
Commodity contracts	45	—	45	—
Forward starting swap agreements	20,377	—	20,377	—
Pension surplus	41,849	41,849	—	—
Total assets	$69,342	$41,849	$27,493	$—
Liabilities:
Foreign exchange contracts	$1,310	$—	$1,310	$—
Net investment contracts	3,351	—	3,351	—
Deferred compensation	53,628	—	53,628	—
Total liabilities	$58,289	$—	$58,289	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at December 31, 2024.

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements, forward starting swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2024 there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of Cash and cash equivalents, Marketable securities, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2024 and December 31, 2023. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

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

NOTE 16 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2024	2023
Raw materials	$153,596	$160,809
Work-in-process	123,406	125,756
Finished goods	267,035	276,299
Total	$544,037	$562,864

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31, 2024 and 2023, approximately 35% and 37% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $120,633 at December 31, 2024 and $129,946 at December 31, 2023, or a benefit of $9,313 in 2024 and $3,963 in 2023.

NOTE 17 – LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right-of-use assets	Other assets	$54,276	$53,284

Current liabilities	Other current liabilities	$13,110	$13,104
Noncurrent liabilities	Other liabilities	42,124	41,576
Total lease liabilities		$55,234	$54,680

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $24,778, $24,408 and $20,548 in the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024 and 2023 was $15,874 and $13,450, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2024 and 2023 were $17,591 and $9,249, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2024
2025	$14,896
2026	12,336
2027	9,814
2028	8,069
2029	5,385
After 2029	11,442
Total lease payments	$61,942
Less: Imputed interest	6,708
Operating lease liabilities	$55,234

As of December 31, 2024 and 2023, the weighted average remaining lease term was 6.4 years and 7.0 years, respectively. As of December 31, 2024 and 2023, the weighted average discount rate used to determine the operating lease liability was 3.70% and 3.50%, respectively.

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

NOTE 19 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At December 31, 2024 and 2023, Trade accounts payable included $29,164 and $29,111, respectively, payable to suppliers that have elected to participate in the supplier financing program.

	Twelve Months Ended December 31,
	2024	2023
Confirmed obligations at beginning of the period	$29,111	$33,475
Invoices confirmed during the period	103,908	97,820
Confirmed invoices paid during the period	(103,855)	(102,184)
Confirmed obligations outstanding at the end of the period	$29,164	$29,111

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	(Credited)
	Beginning	Costs and	Charged to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2024	$11,464	$4,371	$(2,057)	$1,104	$12,674
Year Ended December 31, 2023	12,556	1,195	(94)	2,193	11,464
Year Ended December 31, 2022	11,105	1,778	598	925	12,556

Deferred tax asset valuation allowance:
Year Ended December 31, 2024	$36,876	$3,010	$(3,532)	$1,070	$35,284
Year Ended December 31, 2023	44,627	4,570	(606)	11,715	36,876
Year Ended December 31, 2022	55,619	2,262	(5,197)	8,057	44,627

(1)	Currency translation adjustment, reductions from restructuring and other adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks