Form 10-Q
period 2025-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2025-04-30
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of March 31, 2025 was 55,826,284.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales (Note 2)	$1,004,388	$981,197
Cost of goods sold	638,940	612,798
Gross profit	365,448	368,399
Selling, general & administrative expenses	196,665	198,747
Rationalization and asset impairment net charges (Note 6)	3,865	4,605
Operating income	164,918	165,047
Interest expense, net	12,127	8,779
Other income	444	2,262
Income before income taxes	153,235	158,530
Income taxes (Note 11)	34,748	35,115
Net income	$118,487	$123,415

Basic earnings per share (Note 3)	$2.11	$2.17
Diluted earnings per share (Note 3)	$2.10	$2.14
Cash dividends declared per share	$0.75	$0.71

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$118,487	$123,415
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	829	3,715
Defined benefit pension plan activity	(1,285)	73
Currency translation adjustment	29,679	(13,395)
Other comprehensive income (loss):	29,223	(9,607)
Comprehensive income	$147,710	$113,808

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2025	December 31, 2024
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$394,705	$377,262
Accounts receivable (less allowance for doubtful accounts of $15,112 in 2025; $12,674 in 2024)	522,721	481,979
Inventories (Note 8)	574,329	544,037
Other current assets	237,872	242,003
Total Current Assets	1,729,627	1,645,281
Property, plant and equipment (less accumulated depreciation of $884,856 in 2025; $865,634 in 2024)	636,158	619,181
Goodwill	813,698	804,927
Other assets	445,591	450,753
TOTAL ASSETS	$3,625,074	$3,520,142
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$109,620	$110,524
Trade accounts payable	365,267	296,590
Accrued employee compensation and benefits	113,767	104,374
Other current liabilities	381,200	367,314
Total Current Liabilities	969,854	878,802
Long-term debt, less current portion (Note 10)	1,150,473	1,150,551
Other liabilities	164,577	163,356
Total Liabilities	2,284,904	2,192,709
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2025 and 2024; outstanding 55,826,284 shares in 2025 and 56,211,219 in 2024	9,858	9,858
Additional paid-in capital	581,250	566,740
Retained earnings	4,067,213	3,993,016
Accumulated other comprehensive loss	(270,912)	(300,135)
Treasury shares, at cost - 42,755,150 shares in 2025 and 42,370,215 shares in 2024	(3,047,239)	(2,942,046)
Total Equity	1,340,170	1,327,433
TOTAL LIABILITIES AND TOTAL EQUITY	$3,625,074	$3,520,142

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2024	56,211	$9,858	$566,740	$3,993,016	$(300,135)	$(2,942,046)	$1,327,433
Net income				118,487			118,487
Defined benefit pension plan activity, net of tax					(1,285)		(1,285)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					829		829
Currency translation adjustment, net of tax					29,679		29,679
Cash dividends declared - $0.75 per share				(42,073)			(42,073)
Stock-based compensation activity	157		13,105			1,501	14,606
Purchase of shares for treasury	(542)					(106,694)	(106,694)
Other			1,405	(2,217)			(812)
Balance at March 31, 2025	55,826	$9,858	$581,250	$4,067,213	$(270,912)	$(3,047,239)	$1,340,170

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2023	56,977	$9,858	$523,357	$3,688,038	$(229,847)	$(2,682,554)	$1,308,852
Net income				123,415			123,415
Unrecognized amounts from defined benefit pension plans, net of tax					73		73
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					3,715		3,715
Currency translation adjustment, net of tax					(13,395)		(13,395)
Cash dividends declared – $0.71 per share				(41,273)			(41,273)
Stock-based compensation activity	397		34,981			3,647	38,628
Purchase of shares for treasury	(466)					(110,405)	(110,405)
Other			2,101	(3,883)			(1,782)
Balance at March 31, 2024	56,908	$9,858	$560,439	$3,766,297	$(239,454)	$(2,789,312)	$1,307,828

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,487	$123,415
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	—	64
Depreciation and amortization	23,784	21,586
Deferred income taxes	(5,838)	(7,348)
Stock-based compensation	8,352	14,190
Other, net	282	5,104
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(34,108)	(9,603)
Increase in inventories	(20,167)	(9,416)
Decrease in other current assets	2,057	3,331
Increase in trade accounts payable	64,884	3,957
Increase (decrease) in other current liabilities	21,206	(8,121)
Net change in other assets and liabilities	6,754	(3,865)
NET CASH PROVIDED BY OPERATING ACTIVITIES	185,693	133,294
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,949)	(26,256)
Proceeds from sale of property, plant and equipment	4,646	316
NET CASH USED BY INVESTING ACTIVITIES	(22,303)	(25,940)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(904)	2,016
Payments on long-term borrowings	(169)	(169)
Proceeds from exercise of stock options	6,254	24,438
Purchase of shares for treasury	(106,694)	(110,405)
Cash dividends paid to shareholders	(42,975)	(41,280)
NET CASH USED BY FINANCING ACTIVITIES	(144,488)	(125,400)
Effect of exchange rate changes on Cash and cash equivalents	(1,459)	(763)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,443	(18,809)

Cash and cash equivalents at beginning of period	377,262	393,787
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,705	$374,978

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation, none of which are material.

New Accounting Pronouncements:

This section provides a description of new accounting pronouncements (“Accounting Standards Updates” or “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to the Company.

The following ASUs were adopted as of January 1, 2025:

Standard	Description
ASU No. 2023-09, Income Taxes (Topic 740), issued December 2023.

Requires disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional information about income taxes paid, and disclosure of disaggregated income tax information. The Company will adopt the required disclosures for the 2025 annual period.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, issued November 2024

Requires enhanced disclosures of specified information about certain costs and expenses. The amendments are effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2025	2024
Consumables	$520,603	$527,738
Equipment	483,785	453,459
Net sales	$1,004,388	$981,197

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

At March 31, 2025, the Company recorded $44,822 related to advance customer payments and $59,324 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2024, the balances related to advance customer payments and billings in excess of revenue recognized were $63,473 and $57,960, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2025 and December 31, 2024, the Company recorded $87,263 and $81,781, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$118,487	$123,415
Denominator (shares in 000's):
Basic weighted average shares outstanding	56,058	56,865
Effect of dilutive securities - Stock options and awards	469	776
Diluted weighted average shares outstanding	56,527	57,641
Basic earnings per share	$2.11	$2.17
Diluted earnings per share	$2.10	$2.14

For the three months ended March 31, 2025 and 2024, common shares subject to equity-based awards of 21,704 and 25,147, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On April 1, 2025, the Company acquired an approximate 35% ownership interest of Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions, for a purchase price of approximately $43,000. Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

The acquired companies discussed below are accounted for as business combinations and are included in the consolidated financial statements as of the date of acquisition. The acquired companies are not material individually, or in the aggregate, to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to these acquisitions has not been presented.

On July 30, 2024, the Company acquired 100% ownership of Vanair Manufacturing, LLC (“Vanair”), a privately held, Michigan City, Indiana-based, manufacturer for a total purchase price of $109,993, net of cash acquired and certain debt-like items. Vanair offers a comprehensive portfolio of mobile power solutions, including vehicle-mounted compressors, generators, welders, hydraulics, chargers/boosters and electrified power equipment.

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

During the three months ended March 31, 2025 and 2024, the Company recognized acquisition costs of $802 and $1,762, respectively, which are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended March 31, 2025
Net sales	$653,107	$219,061	$132,220	$—	$1,004,388
Inter-segment sales	30,372	6,832	3,984	(41,188)	—
Total	683,479	225,893	136,204	(41,188)	1,004,388
Cost of goods sold	417,700	163,442	97,974	(40,176)	638,940
Gross profit	265,779	62,451	38,230	(1,012)	365,448
Other segment expenses (3)	143,716	40,851	14,079	1,440	200,086
EBIT	122,063	21,600	24,151	(2,452)	165,362
Special items charge (1)	2,135	1,412	178	802	4,527
Adjusted EBIT	$124,198	$23,012	$24,329	$(1,650)	$169,889
Special items charge (1)					(4,527)
Interest income					2,255
Interest expense					(14,382)
Income before income taxes					$153,235

Total assets	$2,445,066	$1,093,775	$388,804	$(302,571)	$3,625,074
Capital expenditures	21,766	3,608	1,575	—	26,949
Depreciation and amortization	16,114	5,378	2,663	(371)	23,784

Three Months Ended March 31, 2024
Net sales	$624,099	$235,761	$121,337	$—	$981,197
Inter-segment sales	29,978	8,408	3,093	(41,479)	—
Total	654,077	244,169	124,430	(41,479)	981,197
Cost of goods sold	388,605	175,047	90,730	(41,584)	612,798
Gross profit	265,472	69,122	33,700	105	368,399
Other segment expenses (3)	129,372	44,415	15,358	11,945	201,090
EBIT	$136,100	$24,707	$18,342	$(11,840)	$167,309
Special items charge (2)	—	3,069	1,536	1,762	6,367
Adjusted EBIT	$136,100	$27,776	$19,878	$(10,078)	$173,676
Special items charge (2)					(6,367)
Interest income					3,221
Interest expense					(12,000)
Income before income taxes					$158,530

Total assets	$2,354,812	$987,321	$353,485	$(315,901)	$3,379,717
Capital expenditures	21,853	3,423	980	—	26,256
Depreciation and amortization	14,086	5,313	2,426	(239)	21,586

(1)	In the three months ended March 31, 2025, special items primarily include Rationalization and asset impairment net charges of $2,135, $1,552 and $178 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 6 and Acquisition transaction costs of $802 in Corporate/Eliminations.
(2)	In the three months ended March 31, 2024, special items include Rationalization and asset impairment net charges of $3,069 and $1,536 in International Welding and The Harris Products Group, respectively, as discussed in Note 6 and Acquisition transaction costs of $1,762 in Corporate/Eliminations.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within International Welding, Americas Welding and The Harris Products Group. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business. As a result of these plans, in the three months ended March 31, 2025, the Company recorded Rationalization and asset impairment net charges of $2,135 in Americas Welding, $1,552 in International Welding and $178 in The Harris Products Group. In the three months ended March 31, 2024, the Company recorded Rationalization and asset impairment net charges of $3,069 in International Welding and $1,536 in The Harris Products Group.

At March 31, 2025 and December 31, 2024, rationalization liabilities of $7,598 and $14,146, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2025:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2024	$5,628	$7,562	$956	$14,146
Payments and other adjustments	(6,693)	(2,974)	(746)	(10,413)
Charged to expense	2,135	1,552	178	3,865
Balance at March 31, 2025	$1,070	$6,140	$388	$7,598

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended March 31, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	1,148	—	29,679		30,827
Amounts reclassified from AOCI	(319)	(1,285)	—		(1,604)
Net current-period other comprehensive income (loss)	829	(1,285)	29,679		29,223
Balance at March 31, 2025	$18,084	$(2,333)	$(286,663)		$(270,912)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Three Months Ended March 31, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	4,528	—	(13,395)		(8,867)
Amounts reclassified from AOCI	(813)	73	—		(740)
Net current-period other comprehensive income (loss)	3,715	73	(13,395)		(9,607)
Balance at March 31, 2024	$20,251	$(1,923)	$(257,782)		$(239,454)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2025	December 31, 2024
Raw materials	$162,629	$153,596
Work-in-process	120,963	123,406
Finished goods	290,737	267,035
Total	$574,329	$544,037

At both March 31, 2025 and December 31, 2024, approximately 35% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $122,394 and $120,633 at March 31, 2025 and December 31, 2024, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2025	December 31, 2024
Right-of-use assets	Other assets	$51,324	$54,276

Current liabilities	Other current liabilities	$12,833	$13,110
Noncurrent liabilities	Other liabilities	39,445	42,124
Total lease liabilities		$52,278	$55,234

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $5,890 and $6,161 in the three months ended March 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024, was $2,552 and $4,049, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three months ended March 31, 2025 and 2024 were $254 and $3,546, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2025
2025	$12,241
2026	12,499
2027	9,909
2028	8,125
2029	5,411
After 2029	11,576
Total lease payments	$59,761
Less: Imputed interest	7,483
Operating lease liabilities	$52,278

As of March 31, 2025 the weighted average remaining lease term is 6.3 years and the weighted average discount rate used to determine the operating lease liability is 3.7%.

NOTE 10 — DEBT

At March 31, 2025 and December 31, 2024, debt consisted of the following:

		March 31, 2025	December 31, 2024
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series A due August 20, 2025	3.15%	$100,000	$100,000
2015 Notes - Series B due August 20, 2030	3.35%	100,000	100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(1)	9	10
		1,250,009	1,250,010
Plus interest rate swap adjustment		3,186	3,355
Less current portion		100,004	100,004
Less debt issuance costs		2,718	2,810
Long-term debt, less current portion		1,150,473	1,150,551
Short-term debt
Amounts due to banks	Variable(2)	9,616	10,520
Current portion long-term debt		100,004	100,004
Total short-term debt		109,620	110,524
Total debt		$1,260,093	$1,261,075

(1)	Interest rate was 7.97% at both March 31, 2025 and December 31, 2024.
(2)	Weighted average interest rate of other borrowings related to liquidity needs in a hyperinflationary country was 44.8% and 47.8% as of March 31, 2025 and December 31, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of March 31, 2025, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements, and 8.7 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of March 31, 2025, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000.  The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA.  The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.  As of March 31, 2025, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

The Company has other lines of credit and debt agreements totaling $31,457. As of March 31, 2025, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $4,391.

Fair Value of Debt

At March 31, 2025 and December 31, 2024, the fair value of long-term debt, including the current portion, was approximately $1,200,149 and $1,184,313, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,250,477 and $1,250,555, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $34,748 of tax expense on pretax income of $153,235, resulting in an effective income tax rate of 22.7% for the three months ended March 31, 2025. The effective income tax rate was 22.2% for the three months ended March 31, 2024.

The effective tax rate was higher for the three months ended March 31, 2025, as compared with the same period in 2024, primarily due to mix of earnings and discrete tax items.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2025 and 2024.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2025. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $88,276 and $96,444 at March 31, 2025 and December 31, 2024, respectively.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during 2024. Upon termination of the contracts in 2024, the company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $354,894 and $319,450 at March 31, 2025 and December 31, 2024, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $380,684 and $421,754 at March 31, 2025 and December 31, 2024, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2025				December 31, 2024
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,131	$822	$—	$—	$1,663	$2,972	$—	$—
Net investment contracts	—	8,479	—	—	10,276	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	893	1,330	—	—	1,560	4,251	—	—
Total derivatives	$2,024	$10,631	$—	$—	$13,499	$7,223	$—	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2025	2024
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$8,333	$(1,615)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2025	December 31, 2024
Foreign exchange contracts	$394	$(812)
Forward starting swap agreements	17,690	18,067
Net investment contracts	13,583	20,403

The Company expects a gain of $394 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
	(Loss) gain recognized in the
Derivative type	Consolidated Statements of Income:	2025	2024
Foreign exchange contracts	Sales	$(713)	$839
	Cost of goods sold	361	232
Commodity contracts	Cost of goods sold	—	2
Forward starting swap agreements	Interest expense, net	689	—

NOTE 13 - FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2025, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2025	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,024	$—	$2,024	$—
Pension surplus	23,691	23,691	—	—
Total assets	$25,715	$23,691	$2,024	$—
Liabilities:
Foreign exchange contracts	$2,152	$—	$2,152	$—
Net investment contracts	8,479	—	8,479	—
Deferred compensation	53,356	—	53,356	—
Total liabilities	$63,987	$—	$63,987	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2024, measured at fair value on a recurring basis:

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets are invested in money market and short-term duration bond funds at March 31, 2025.

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2025 and December 31, 2024.

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

NOTE 14 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At March 31, 2025 and December 31, 2024, Trade accounts payable included $33,938 and $29,164, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

In 2025, the U.S. government announced a series of tariffs on imported goods into the U.S., which prompted retaliatory actions from some of its trading partners.  The Company has taken actions to address the impact of these initial trade policies and while the Company cannot predict the ultimate impact on its business, the Company will continue to monitor evolving trade negotiations to determine if additional measures are warranted.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,004,388		$981,197		$23,191	2.4%
Cost of goods sold	638,940		612,798		(26,142)	(4.3)%
Gross profit	365,448	36.4%	368,399	37.5%	(2,951)	(0.8)%
Selling, general & administrative expenses	196,665	19.6%	198,747	20.3%	2,082	1.0%
Rationalization and asset impairment net charges	3,865	0.4%	4,605	0.5%	740	16.1%
Operating income	164,918	16.4%	165,047	16.8%	(129)	(0.1)%
Interest expense, net	12,127		8,779		(3,348)	(38.1)%
Other income	444		2,262		(1,818)	(80.4)%
Income before income taxes	153,235	15.3%	158,530	16.2%	(5,295)	(3.3)%
Income taxes	34,748		35,115		367	1.0%
Effective tax rate	22.7%		22.2%		(0.5)%
Net income	$118,487	11.8%	$123,415	12.6%	$(4,928)	(4.0)%
Diluted earnings per share	$2.10		$2.14		$(0.04)	(1.9)%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Price	Acquisitions	Exchange	2025
Lincoln Electric Holdings, Inc.	$981,197	$(37,601)	$25,731	$48,142	$(13,081)	$1,004,388
% Change
Lincoln Electric Holdings, Inc.		(3.8)%	2.6%	4.9%	(1.3)%	2.4%

Net sales increased for the three months ended March 31, 2025 primarily due to a benefit from acquisitions, partially offset by a decrease in organic sales due to softer demand and an unfavorable foreign exchange impact.

Gross Profit:

Gross profit as a percentage of sales decreased 1.1% for the three months ended March 31, 2025 as compared to the same 2024 period, driven by unfavorable impact from acquisitions and operational inefficiencies. The three months ended March 31, 2025 includes a last-in, first-out (“LIFO”) charge of $1,761, as compared with a benefit of $531 in the comparable 2024 period.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses decreased in the three months ended March 31, 2025 as compared to the same 2024 period, primarily due to reductions in employee costs partially offset by acquisitions.

Operating Income:

Operating income as a percentage of sales was 16.4% for the three months ended March 31, 2025 as compared to 16.8% in the prior year period. Excluding special items, Operating income as a percentage of sales was 16.9% for the three months ended March 31, 2025 as compared to 17.5% in the prior year period. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Income Taxes:

The effective tax rate was higher for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to mix of earnings and discrete tax items.

Segment Results

The following table presents components of sales by segment:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange	2025
Operating Segments
Americas Welding	$624,099	$(24,740)	$13,369	$47,327	$(6,948)	$653,107
International Welding	235,761	(13,648)	828	815	(4,695)	219,061
The Harris Products Group	121,337	787	11,534	—	(1,438)	132,220

% Change
Americas Welding		(4.0)%	2.1%	7.6%	(1.1)%	4.6%
International Welding		(5.8)%	0.4%	0.3%	(2.0)%	(7.1)%
The Harris Products Group		0.6%	9.5%	—	(1.2)%	9.0%

(1)	Decrease for the three months ended March 31, 2025 for Americas Welding and International Welding due to softer demand.
(2)	Increase for all the segments due to price actions taken in response to higher input costs.
(3)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$653,107	$624,099	$29,008	4.6%
Inter-segment sales	30,372	29,978	394	1.3%
Total Sales	$683,479	$654,077	29,402	4.5%
Adjusted EBIT (4)	$124,198	$136,100	(11,902)	(8.7)%
As a percent of total sales (1)	18.2%	20.8%		(2.6)%
International Welding:
Net sales	$219,061	$235,761	(16,700)	(7.1)%
Inter-segment sales	6,832	8,408	(1,576)	(18.7)%
Total Sales	$225,893	$244,169	(18,276)	(7.5)%
Adjusted EBIT (5)	$23,012	$27,776	(4,764)	(17.2)%
As a percent of total sales (2)	10.2%	11.4%		(1.2)%
The Harris Products Group:
Net sales	$132,220	$121,337	10,883	9.0%
Inter-segment sales	3,984	3,093	891	28.8%
Total Sales	$136,204	$124,430	11,774	9.5%
Adjusted EBIT (6)	$24,329	$19,878	4,451	22.4%
As a percent of total sales (3)	17.9%	16.0%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(41,188)	$(41,479)	291	0.7%
Adjusted EBIT (7)	(1,650)	(10,078)	8,428	83.6%
Consolidated:
Net sales	$1,004,388	$981,197	23,191	2.4%
Net income	$118,487	$123,415	(4,928)	(4.0)%
As a percent of total sales	11.8%	12.6%		(0.8)%
Adjusted EBIT (8)	$169,889	$173,676	(3,787)	(2.2)%
As a percent of sales	16.9%	17.7%		(0.8)%

(1)	Decrease for the three months ended March 31, 2025 as compared to March 31, 2024 primarily driven by the unfavorable impact of lower volumes and the impact of acquisitions.
(2)	Decrease for the three months ended March 31, 2025 as compared to March 31, 2024 primarily driven by the unfavorable impact of lower volumes.
(3)	Increase for the three months ended March 31, 2025 as compared to March 31, 2024 primarily reflects effective cost management and operational improvements.
(4)	The three months ended March 31, 2025 exclude Rationalization and asset impairment net charges of $2,135 as discussed in Note 6.
(5)	The three months ended March 31, 2025 exclude Rationalization and asset impairment net charges of $1,552 as discussed in Note 6. The three months ended March 31, 2024 exclude Rationalization and asset impairment net charges of $3,069 as discussed in Note 6.
(6)	The three months ended March 31, 2025 exclude Rationalization and asset impairment net charges of $178 as discussed in Note 6. The three months ended March 31, 2024 exclude Rationalization and asset impairment net charges of $1,536 as discussed in Note 6.
(7)	The three months ended March 31, 2025 exclude acquisition transaction costs of $802 as discussed in Note 4. The three months ended March 31, 2024 exclude acquisition transaction costs of $1,762.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Operating income as reported	$164,918	$165,047
Special items (pre-tax):
Rationalization and asset impairment charges (1)	3,865	4,605
Acquisition transaction costs (2)	802	1,762
Amortization of step up in value of acquired inventories (3)	(140)	—
Adjusted operating income	$169,445	$171,414
As a percentage of net sales	16.9%	17.5%

Net income as reported	$118,487	$123,415
Special items:
Rationalization and asset impairment charges (1)	3,865	4,605
Acquisition transaction costs (2)	802	1,762
Amortization of step up in value of acquired inventories (3)	(140)	—
Tax effect of Special items (4)	(1,158)	(1,126)
Adjusted net income	121,856	128,656
Interest expense, net	12,127	8,779
Income taxes as reported	34,748	35,115
Tax effect of Special items (4)	1,158	1,126
Adjusted EBIT	$169,889	$173,676
Effective tax rate as reported	22.7%	22.2%
Net special item tax impact	0.1%	(0.2)%
Adjusted effective tax rate	22.8%	22.0%
Diluted earnings per share as reported	$2.10	$2.14
Special items per share	0.06	0.09
Adjusted diluted earnings per share	$2.16	$2.23

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Transaction costs related to acquisitions which are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions which are included in Cost of goods sold.
(4)	Includes the net tax impact of Special Items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of March 31, 2025, the Company had $394,705 of cash and cash equivalents on hand and $4,391 of outstanding borrowings under its $1,031,457 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2025	2024	$ Change
Cash provided by operating activities (1)	$185,693	$133,294	$52,399
Cash used by investing activities	(22,303)	(25,940)	3,637
Capital expenditures	(26,949)	(26,256)	(693)
Cash used by financing activities (2)	(144,488)	(125,400)	(19,088)
(Payments on) proceeds from short-term borrowings	(904)	2,016	(2,920)
Purchase of shares for treasury	(106,694)	(110,405)	3,711
Cash dividends paid to shareholders	(42,975)	(41,280)	(1,695)
Increase (decrease) in Cash and cash equivalents	17,443	(18,809)	36,252

(1)	Cash provided by operating activities increased for the three months ended March 31, 2025, compared with the three months ended March 31, 2024 primarily due to improved working capital.
(2)	Cash used by financing activities increased for the three months ended March 31, 2025, compared with the three months ended March 31, 2024 primarily due to a decrease in proceeds from exercise of stock options.

As of March 31, 2025, the Company had cash of $394,705, of which $298,917 was held by international subsidiaries.

In April 2025, the Company paid a cash dividend of $0.75 per share, or $41,870, to shareholders of record on March 31, 2025.

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

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. As of March 31, 2025, the Company had $1 billion of availability under the revolving credit facility. Additionally, the Company has other lines of credit with total availability of $27,066 as of March 31, 2025. Refer to Note 10 for further information on our revolving credit agreements.

Working Capital Ratios

	March 31, 2025	December 31, 2024	March 31, 2024
Average operating working capital to Net sales (1)	17.8%	16.9%	18.8%
Days sales in Inventories	115.7	106.0	120.5
Days sales in Accounts receivable	50.5	46.9	53.6
Average days in Trade accounts payable	58.6	45.8	54.9

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of March 31, 2025, there were 6.2 million shares available under the authorization. The Company is not obligated to make any repurchases.

Rationalization and Asset Impairments

Refer to Note 6 to the consolidated financial statements for a discussion of the Company’s rationalization plans. The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended March 31,
	2025	2024
Net income as reported	$461,180	$546,733
Plus: Interest expense (after-tax)	41,450	36,519
Less: Interest income (after-tax)	6,868	6,793
Net operating profit after taxes	$495,762	$576,459
Special items:
Rationalization and asset impairment net charges	55,120	(7,586)
Acquisition transaction costs	6,085	1,762
Pension settlement charges	3,792	845
Amortization of step up in value of acquired inventories	4,883	8,397
Loss on asset disposal	4,950	—
Tax effect of Special items (1)	(11,545)	2,228
Adjusted net operating profit after taxes	$559,047	$582,105

Invested Capital	March 31, 2025	March 31, 2024
Short-term debt	$109,620	$4,720
Long-term debt, less current portion	1,150,473	1,102,677
Total debt	1,260,093	1,107,397
Total equity	1,340,170	1,307,828
Invested capital	$2,600,263	$2,415,225

Return on invested capital as reported	19.1%	23.9%
Adjusted return on invested capital	21.5%	24.1%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, including but not limited to, the ongoing conflicts between Russia and Ukraine and in the Middle East, political unrest, acts of terror, natural disasters and pandemics on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2024. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2025, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,261 plaintiffs, which is a net decrease of 39 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,122 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,020 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

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

In 2025, the U.S. government announced a series of tariffs on imported goods into the U.S., which prompted retaliatory actions from some of its trading partners. We have taken actions to address the impact of these initial trade policies and will continue to monitor evolving trade negotiations to determine if additional measures are warranted. While we cannot predict the ultimate impact on our business and potential additional U.S. tariffs and retaliatory actions by other countries remain unknown, the impacts could adversely affect our financial condition, results of operations and access to capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2025 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
January 1 - 31, 2025	130,719	(1)	$ 191.92	130,245	6,551,864
February 1 - 28, 2025	130,991	(1)	203.47	117,227	6,434,637
March 1 - 31, 2025	280,582	(1)	195.86	264,212	6,170,425
Total	542,292		$ 196.75	511,684

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 3.8 million shares at a total cost of $685.0 million for a weighted average cost of $178.86 per share through March 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.2*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.3*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
31.1	Certification of the Chair, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2

Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of the Chair, President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
Inline XBRL Taxonomy Extension Label Linkbase Document

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Gabriel Bruno
Gabriel Bruno
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
April 30, 2025