Form 10-Q
period 2025-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2025-07-31
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of June 30, 2025 was 55,186,252.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales (Note 2)	$1,088,673	$1,021,683	$2,093,061	$2,002,880
Cost of goods sold	683,126	637,870	1,322,066	1,250,668
Gross profit	405,547	383,813	770,995	752,212
Selling, general & administrative expenses	210,861	208,485	407,526	407,232
Rationalization and asset impairment net charges (Note 6)	2,542	26,490	6,407	31,095
Operating income	192,144	148,838	357,062	313,885
Interest expense, net	12,619	10,661	24,746	19,440
Other income (expense)	4,034	(1,553)	4,478	709
Income before income taxes	183,559	136,624	336,794	295,154
Income taxes (Note 11)	40,163	34,916	74,911	70,031
Net income	$143,396	$101,708	$261,883	$225,123

Basic earnings per share (Note 3)	$2.58	$1.79	$4.69	$3.96
Diluted earnings per share (Note 3)	$2.56	$1.77	$4.66	$3.91
Cash dividends declared per share	$0.75	$0.71	$1.50	$1.42

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$143,396	$101,708	$261,883	$225,123
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges	173	(2,761)	1,002	954
Defined benefit pension plan activity	(37)	6	(1,322)	79
Currency translation adjustment	60,119	(7,696)	89,798	(21,091)
Other comprehensive income (loss):	60,255	(10,451)	89,478	(20,058)
Comprehensive income	$203,651	$91,257	$351,361	$205,065

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2025	December 31, 2024
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$299,481	$377,262
Accounts receivable (less allowance for doubtful accounts of $14,395 in 2025; $12,674 in 2024)	554,277	481,979
Inventories (Note 8)	621,440	544,037
Other current assets	250,028	242,003
Total Current Assets	1,725,226	1,645,281
Property, plant and equipment (less accumulated depreciation of $917,968 in 2025; $865,634 in 2024)	660,672	619,181
Goodwill	829,483	804,927
Other assets	511,988	450,753
TOTAL ASSETS	$3,727,369	$3,520,142
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$105,323	$110,524
Trade accounts payable	375,833	296,590
Accrued employee compensation and benefits	167,471	104,374
Other current liabilities	376,612	367,314
Total Current Liabilities	1,025,239	878,802
Long-term debt, less current portion (Note 10)	1,150,395	1,150,551
Other liabilities	172,122	163,356
Total Liabilities	2,347,756	2,192,709
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2025 and 2024; outstanding 55,186,252 shares in 2025 and 56,211,219 in 2024	9,858	9,858
Additional paid-in capital	586,234	566,740
Retained earnings	4,168,467	3,993,016
Accumulated other comprehensive loss	(210,657)	(300,135)
Treasury shares, at cost - 43,395,182 shares in 2025 and 42,370,215 shares in 2024	(3,174,289)	(2,942,046)
Total Equity	1,379,613	1,327,433
TOTAL LIABILITIES AND TOTAL EQUITY	$3,727,369	$3,520,142

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2024	56,211	$9,858	$566,740	$3,993,016	$(300,135)	$(2,942,046)	$1,327,433
Net income				118,487			118,487
Defined benefit pension plan activity, net of tax					(1,285)		(1,285)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					829		829
Currency translation adjustment, net of tax					29,679		29,679
Cash dividends declared - $0.75 per share				(42,073)			(42,073)
Stock-based compensation activity	157		13,105			1,501	14,606
Purchase of shares for treasury	(542)					(106,694)	(106,694)
Other			1,405	(2,217)			(812)
Balance at March 31, 2025	55,826	$9,858	$581,250	$4,067,213	$(270,912)	$(3,047,239)	$1,340,170
Net income				143,396			143,396
Defined benefit pension plan activity, net of tax					(37)		(37)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					173		173
Currency translation adjustment, net of tax					60,119		60,119
Cash dividends declared – $0.75 per share				(41,080)			(41,080)
Stock-based compensation activity	8		3,985			80	4,065
Purchase of shares for treasury	(648)					(127,130)	(127,130)
Other			999	(1,062)			(63)
Balance at June 30, 2025	55,186	$9,858	$586,234	$4,168,467	$(210,657)	$(3,174,289)	$1,379,613

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,883	$225,123
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	675	23,751
Depreciation and amortization	48,246	42,451
Deferred income taxes	(26,342)	(3,864)
Stock-based compensation	12,277	18,379
Other, net	(854)	2,020
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(52,208)	(14,484)
Increase in inventories	(47,648)	(27,626)
Increase in other current assets	(3,408)	(5,153)
Increase in trade accounts payable	68,092	28,956
Increase (decrease) in other current liabilities	68,579	(5,092)
Net change in other assets and liabilities	229	19,520
NET CASH PROVIDED BY OPERATING ACTIVITIES	329,521	303,981
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,392)	(49,395)
Acquisition of businesses, net of cash acquired	(32,309)	(152,654)
Proceeds from sale of property, plant and equipment	5,231	1,303
NET CASH USED BY INVESTING ACTIVITIES	(79,470)	(200,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(5,206)	(578)
Proceeds from long-term borrowings	—	400,000
Payments on long-term borrowings	(169)	(400,339)
Proceeds from exercise of stock options	6,394	24,981
Purchase of shares for treasury	(233,824)	(160,820)
Cash dividends paid to shareholders	(84,904)	(81,696)
NET CASH USED BY FINANCING ACTIVITIES	(317,709)	(218,452)
Effect of exchange rate changes on Cash and cash equivalents	(10,123)	(5,898)
DECREASE IN CASH AND CASH EQUIVALENTS	(77,781)	(121,115)

Cash and cash equivalents at beginning of period	377,262	393,787
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,481	$272,672

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consumables	$594,646	$546,421	$1,115,249	$1,074,159
Equipment	494,027	475,262	977,812	928,721
Net sales	$1,088,673	$1,021,683	$2,093,061	$2,002,880

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

At June 30, 2025, the Company recorded $46,861 related to advance customer payments and $49,384 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2024, the balances related to advance customer payments and billings in excess of revenue recognized were $63,473 and $57,960, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2025 and December 31, 2024, the Company recorded $98,319 and $81,781, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$143,396	$101,708	$261,883	$225,123
Denominator (shares in 000's):
Basic weighted average shares outstanding	55,545	56,816	55,801	56,841
Effect of dilutive securities - Stock options and awards	423	550	441	664
Diluted weighted average shares outstanding	55,968	57,366	56,242	57,505
Basic earnings per share	$2.58	$1.79	$4.69	$3.96
Diluted earnings per share	$2.56	$1.77	$4.66	$3.91

For the three months ended June 30, 2025 and 2024, common shares subject to equity-based awards of 27,376 and 25,472, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2025 and 2024, common shares subject to equity-based awards of 33,692 and 18,008, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

On April 1, 2025, the Company acquired a 35% ownership interest of Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions, for an agreed upon purchase price of approximately $45,000. Subsequent to June 30, 2025, the Company entered into an agreement to acquire the remaining 65% of Alloy Steel for approximately $90,000, which is expected to close on August 1, 2025, subject to the satisfaction of customary closing conditions. Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

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

On July 30, 2024, the Company acquired 100% ownership of Vanair Manufacturing, LLC (“Vanair”), a privately held, Michigan City, Indiana-based, manufacturer for a total purchase price of $108,651, net of cash acquired and certain debt-like items. Vanair offers a comprehensive portfolio of mobile power solutions, including vehicle-mounted compressors, generators, welders, hydraulics, chargers/boosters and electrified power equipment.

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

On April 1, 2024, the Company acquired 100% ownership of Superior Controls, LLC (“RedViking”), a privately held automation system integrator based in Plymouth, Michigan. The purchase price was $107,447, net of cash acquired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

RedViking specializes in the development and integration of state-of-the-art autonomous guided vehicles and mobile robots, custom assembly and dynamic test systems, and proprietary manufacturing execution system software.

The Company recognized acquisition costs of $429 and $1,231 during the three and six months ended June 30, 2025, respectively, and $2,182 and $3,944 during the three and six months ended June 30, 2024, respectively. Acquisition costs are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended June 30, 2025
Net sales	$696,730	$232,824	$159,119	$—	$1,088,673
Inter-segment sales	43,391	7,641	5,110	(56,142)	—
Total	740,121	240,465	164,229	(56,142)	1,088,673
Cost of goods sold	449,197	170,287	117,975	(54,333)	683,126
Other segment expenses (3)	153,914	41,179	14,456	(180)	209,369
EBIT	137,010	28,999	31,798	(1,629)	196,178
Special items charge (1)	905	1,551	86	429	2,971
Adjusted EBIT	$137,915	$30,550	$31,884	$(1,200)	$199,149
Special items charge (1)					(2,971)
Interest income					1,662
Interest expense					(14,281)
Income before income taxes					$183,559

Total assets	$2,469,216	$1,159,578	$422,559	$(323,984)	$3,727,369
Capital expenditures	19,972	4,609	862	—	25,443
Depreciation and amortization	17,139	5,485	2,598	(760)	24,462

Three Months Ended June 30, 2024
Net sales	$648,936	$238,758	$133,989	$—	$1,021,683
Inter-segment sales	37,800	8,849	3,272	(49,921)	—
Total	686,736	247,607	137,261	(49,921)	1,021,683
Cost of goods sold	410,892	177,897	97,113	(48,032)	637,870
Other segment expenses (3)	139,547	75,235	15,085	6,661	236,528
EBIT	136,297	(5,525)	25,063	(8,550)	147,285
Special items charge (2)	354	31,234	(140)	2,286	33,734
Adjusted EBIT	$136,651	$25,709	$24,923	$(6,264)	$181,019
Special items charge (2)					(33,734)
Interest income					1,972
Interest expense					(12,633)
Income before income taxes					$136,624

Total assets	$2,338,883	$1,035,871	$363,787	$(323,292)	$3,415,249
Capital expenditures	18,276	3,869	994	—	23,139
Depreciation and amortization	13,258	5,197	2,565	(155)	20,865

(1)	In the three months ended June 30, 2025, special items primarily include Rationalization and asset impairment net charges of $905, $1,551 and $86 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 6 and Acquisition transaction costs of $429 in Corporate/Eliminations.
(2)	In the three months ended June 30, 2024, special items include Rationalization and asset impairment net charges of $26,284 in International Welding, primarily due to the impact of the Company’s disposition of its Russian entity, as discussed in Note 6, a loss on asset disposal of $4,950 recorded to Other income (expense) in International Welding and acquisition transaction costs of $2,182 in Corporate/Eliminations.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Six Months Ended June 30, 2025
Net sales	$1,349,837	$451,885	$291,339	$—	$2,093,061
Inter-segment sales	73,763	14,473	9,094	(97,330)	—
Total	1,423,600	466,358	300,433	(97,330)	2,093,061
Cost of goods sold	866,897	333,729	215,948	(94,508)	1,322,066
Other segment expenses (3)	297,630	82,030	28,536	1,259	409,455
EBIT	259,073	50,599	55,949	(4,081)	361,540
Special items charge (1)	3,040	2,963	264	1,231	7,498
Adjusted EBIT	$262,113	$53,562	$56,213	$(2,850)	$369,038
Special items charge (1)					(7,498)
Interest income					3,917
Interest expense					(28,663)
Income before income taxes					$336,794

Total assets	$2,469,216	$1,159,578	$422,559	$(323,984)	$3,727,369
Capital expenditures	41,738	8,216	2,438	—	52,392
Depreciation and amortization	33,253	10,863	5,261	(1,131)	48,246

Six Months Ended June 30, 2024
Net sales	$1,273,035	$474,519	$255,326	$—	$2,002,880
Inter-segment sales	67,778	17,257	6,365	(91,400)	—
Total	1,340,813	491,776	261,691	(91,400)	2,002,880
Cost of goods sold	799,497	352,945	187,843	(89,617)	1,250,668
Other segment expenses (3)	268,920	119,649	30,442	18,607	437,618
EBIT	272,396	19,182	43,406	(20,390)	314,594
Special items charge (2)	354	34,304	1,396	4,047	40,101
Adjusted EBIT	$272,750	$53,486	$44,802	$(16,343)	$354,695
Special items charge (2)					(40,101)
Interest income					5,193
Interest expense					(24,633)
Income before income taxes					$295,154

Total assets	$2,338,883	$1,035,871	$363,787	$(323,292)	$3,415,249
Capital expenditures	40,130	7,292	1,973	—	49,395
Depreciation and amortization	27,344	10,510	4,991	(394)	42,451

(1)	In the six months ended June 30, 2025, special items primarily include Rationalization and asset impairment net charges of $3,040, $3,103 and $264 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 6 and Acquisition transaction costs of $1,231 in Corporate/Eliminations.
(2)	In the six months ended June 30, 2024, special items include Rationalization and asset impairment net charges of $29,354 in International Welding, primarily due to the impact of the Company’s disposition of its Russian entity, and $1,396 in The Harris Products Group, as discussed in Note 6, a loss on asset disposal of $4,950 recorded to Other income (expense) in International Welding and acquisition transaction costs of $3,944 in Corporate/Eliminations.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business. As a result of these plans, in the six months ended June 30, 2025, the Company recorded Rationalization and asset impairment net charges of $3,040 in Americas Welding, $3,103 in International Welding and $264 in The Harris Products Group. In the six months ended June 30, 2024, the Company recorded Rationalization and asset impairment net charges of $29,354 in International Welding, of which $22,566 is associated with the disposal of the Company’s Russian entity. In addition, the Company incurred Rationalization and asset impairment net charges of $1,396 in The Harris Products Group in the six months ended June 30, 2024.

At June 30, 2025 and December 31, 2024, rationalization liabilities of $6,416 and $14,146, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2025:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2024	$5,628	$7,562	$956	$14,146
Payments and other adjustments	(7,935)	(4,410)	(1,117)	(13,462)
Charged to expense	3,040	2,428	264	5,732
Balance at June 30, 2025	$733	$5,580	$103	$6,416

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended June 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2025	$18,084	$(2,333)	$(286,663)		$(270,912)
Other comprehensive income before reclassification	957	—	60,119		61,076
Amounts reclassified from AOCI	(784)	(37)	—		(821)
Net current-period other comprehensive income (loss)	173	(37)	60,119		60,255
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Three Months Ended June 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2024	$20,251	$(1,923)	$(257,782)		$(239,454)
Other comprehensive loss before reclassification	(2,175)	—	(7,696)		(9,871)
Amounts reclassified from AOCI	(586)	6	—		(580)
Net current-period other comprehensive (loss) income	(2,761)	6	(7,696)		(10,451)
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)

	Six Months Ended June 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	2,105	—	89,798		91,903
Amounts reclassified from AOCI	(1,103)	(1,322)	—		(2,425)
Net current-period other comprehensive income (loss)	1,002	(1,322)	89,798		89,478
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)

	Six Months Ended June 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	2,353	—	(21,091)		(18,738)
Amounts reclassified from AOCI	(1,399)	79	—		(1,320)
Net current-period other comprehensive income (loss)	954	79	(21,091)		(20,058)
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2025	December 31, 2024
Raw materials	$159,154	$153,596
Work-in-process	131,368	123,406
Finished goods	330,918	267,035
Total	$621,440	$544,037

At both June 30, 2025 and December 31, 2024, approximately 35% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $130,917 and $120,633 at June 30, 2025 and December 31, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2025	December 31, 2024
Right-of-use assets	Other assets	$53,206	$54,276

Current liabilities	Other current liabilities	$13,399	$13,110
Noncurrent liabilities	Other liabilities	40,557	42,124
Total lease liabilities		$53,956	$55,234

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $6,444 and $12,334 in the three and six months ended June 30, 2025 and $6,572 and $12,733 in the three and six months ended June 30, 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2025, respectively, were $3,990 and $6,542 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2024, respectively, were $4,098 and $8,147 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $4,399 and $4,653 during the three and six months ended June 30, 2025 and $7,071 and $10,617 during the three and six months ended June 30, 2024, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2025
2025	$9,120
2026	13,635
2027	10,932
2028	9,050
2029	6,250
After 2029	12,300
Total lease payments	$61,287
Less: Imputed interest	7,331
Operating lease liabilities	$53,956

As of June 30, 2025 the weighted average remaining lease term is 6.2 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — DEBT

At June 30, 2025 and December 31, 2024, debt consisted of the following:

		June 30, 2025	December 31, 2024
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series A due August 20, 2025	3.15%	$100,000	$100,000
2015 Notes - Series B due August 20, 2030	3.35%	100,000	100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(1)	10	10
		1,250,010	1,250,010
Plus interest rate swap adjustment		3,016	3,355
Less current portion		100,004	100,004
Less debt issuance costs		2,627	2,810
Long-term debt, less current portion		1,150,395	1,150,551
Short-term debt
Amounts due to banks	Variable(2)	5,319	10,520
Current portion long-term debt		100,004	100,004
Total short-term debt		105,323	110,524
Total debt		$1,255,718	$1,261,075

(1)	Interest rate was 7.97% at both June 30, 2025 and December 31, 2024.
(2)	Weighted average interest rate of other borrowings related to liquidity needs in a hyperinflationary country was 48.2% and 47.8% as of June 30, 2025 and December 31, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of June 30, 2025, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.08%, including the impact from terminated swap agreements, and 8.5 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of June 30, 2025, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2025, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

The Company has other lines of credit and debt agreements totaling $33,662. As of June 30, 2025, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $5,319.

Fair Value of Debt

At June 30, 2025 and December 31, 2024, the fair value of long-term debt, including the current portion, was approximately $1,209,952 and $1,184,313, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,250,399 and $1,250,555, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $74,911 of tax expense on pre-tax income of $336,794, resulting in an effective income tax rate of 22.2% for the six months ended June 30, 2025. The effective income tax rate was 23.7% for the six months ended June 30, 2024.

The effective tax rate was lower for the six months ended June 30, 2025, as compared with the same period in 2024, primarily due to mix of earnings and timing of discrete tax items.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and six months ended June 30, 2025 and 2024.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2025. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $93,502 and $96,444 at June 30, 2025 and December 31, 2024, respectively.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during 2024. Upon termination of the contracts in 2024, the company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

Net Investment Hedges

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these contracts was $380,099 and $319,450 at June 30, 2025 and December 31, 2024, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $427,439 and $421,754 at June 30, 2025 and December 31, 2024, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2025				December 31, 2024
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,926	$1,388	$—	$—	$1,663	$2,972	$—	$—
Net investment contracts	—	32,040	—	—	10,276	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	5,142	1,993	—	—	1,560	4,251	—	—
Total derivatives	$8,068	$35,421	$—	$—	$13,499	$7,223	$—	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2025	2024	2025	2024
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$13,625	$(5,155)	$21,958	$(6,771)

The effects of designated hedges on AOCI consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2025	December 31, 2024
Foreign exchange contracts	$970	$(812)
Forward starting swap agreements	17,287	18,067
Net investment contracts	(6,004)	20,403

The Company expects a gain of $970 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
	(Loss) gain recognized in the
Derivative type	Consolidated Statements of Income:	2025	2024	2025	2024
Foreign exchange contracts	Sales	$378	$447	$(335)	$1,286
	Cost of goods sold	182	251	543	484
Forward starting swap agreements	Interest expense, net	689	66	1,378	66

NOTE 13 - FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2025, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2025	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$8,068	$—	$8,068	$—
Pension surplus	21,327	21,327	—	—
Total assets	$29,395	$21,327	$8,068	$—
Liabilities:
Foreign exchange contracts	$3,381	$—	$3,381	$—
Net investment contracts	32,040	—	32,040	—
Deferred compensation	54,016	—	54,016	—
Total liabilities	$89,437	$—	$89,437	$—

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both June 30, 2025 and December 31, 2024.

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2025 and December 31, 2024.

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

NOTE 14 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At June 30, 2025 and December 31, 2024, Trade accounts payable included $36,865 and $29,164, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,088,673		$1,021,683		$66,990	6.6%
Cost of goods sold	683,126		637,870		(45,256)	(7.1)%
Gross profit	405,547	37.3%	383,813	37.6%	21,734	5.7%
Selling, general & administrative expenses	210,861	19.4%	208,485	20.4%	(2,376)	(1.1)%
Rationalization and asset impairment net charges	2,542	0.2%	26,490	2.6%	23,948	90.4%
Operating income	192,144	17.6%	148,838	14.6%	43,306	29.1%
Interest expense, net	12,619		10,661		(1,958)	(18.4)%
Other income (expense)	4,034		(1,553)		5,587	359.8%
Income before income taxes	183,559	16.9%	136,624	13.4%	46,935	34.4%
Income taxes	40,163		34,916		(5,247)	(15.0)%
Effective tax rate	21.9%		25.6%		3.7%
Net income	$143,396	13.2%	$101,708	10.0%	$41,688	41.0%
Diluted earnings per share	$2.56		$1.77		$0.79	44.6%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,093,061		$2,002,880		$90,181	4.5%
Cost of goods sold	1,322,066		1,250,668		(71,398)	(5.7)%
Gross profit	770,995	36.8%	752,212	37.6%	18,783	2.5%
Selling, general & administrative expenses	407,526	19.5%	407,232	20.3%	(294)	(0.1)%
Rationalization and asset impairment net charges	6,407	0.3%	31,095	1.6%	24,688	79.4%
Operating income	357,062	17.1%	313,885	15.7%	43,177	13.8%
Interest expense, net	24,746		19,440		(5,306)	(27.3)%
Other income	4,478		709		3,769	531.6%
Income before income taxes	336,794	16.1%	295,154	14.7%	41,640	14.1%
Income taxes	74,911		70,031		(4,880)	(7.0)%
Effective tax rate	22.2%		23.7%		1.5%
Net income	$261,883	12.5%	$225,123	11.2%	$36,760	16.3%
Diluted earnings per share	$4.66		$3.91		$0.75	19.2%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Price	Acquisitions	Exchange	2025
Lincoln Electric Holdings, Inc.	$1,021,683	$(23,847)	$52,975	$30,507	$7,355	$1,088,673
% Change
Lincoln Electric Holdings, Inc.		(2.3)%	5.2%	3.0%	0.7%	6.6%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Acquisitions	Price	Exchange	2025
Lincoln Electric Holdings, Inc.	$2,002,880	$(61,448)	$78,706	$78,649	$(5,726)	$2,093,061
% Change
Lincoln Electric Holdings, Inc.		(3.1)%	3.9%	3.9%	(0.2)%	4.5%

Net sales increased for the three and six months ended June 30, 2025 primarily due to an increase in organic sales and a benefit from acquisitions. The increase in organic sales for both the three and six months ended June 30, 2025 is driven by an increase in pricing primarily due to higher input costs, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of sales decreased 0.3% for the three months ended June 30, 2025 as compared to the same 2024 period, driven by lower volumes offset by higher operational efficiencies. Gross profit as a percentage of sales decreased 0.8% for the six months ended June 30, 2025 as compared to the same 2024 period, driven by lower volumes partially offset by higher operational efficiencies. The three and six months ended June 30, 2025 includes last-in, first-out (“LIFO”) charges of $8,523 and $10,284, respectively, which are primarily due to rising input costs. This compares with a benefit of $2,244 and $2,774 in the comparable 2024 periods.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased in the three and six months ended June 30, 2025 as compared to the same 2024 periods, primarily due to increase in employee costs and acquisitions, partially offset by effective cost management.

Operating Income:

Operating income as a percentage of sales was 17.6% for the three months ended June 30, 2025 as compared to 14.6% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.9% for the three months ended June 30, 2025 as compared to 17.4% in the prior year period. Operating income as a percentage of sales was 17.1% for the six months ended June 30, 2025 as compared to 15.7% in the prior year period. Excluding special items, Operating income as a percentage of sales, was 17.4% for both comparable periods. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Rationalization and Asset Impairment Net Charges:

Charges in 2025 relate to rationalization plans initiated within all three reportable segments. Charges in 2024 primarily relate to rationalization plans initiated within International Welding, including the impact of the Company’s disposition of its Russian entity. Refer to Note 6 to the consolidated financial statements for further information on the Company’s rationalization plans.

Income Taxes:

The effective tax rate was lower for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to mix of earnings and timing of discrete tax items.

Segment Results

The following table presents components of sales by segment:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange	2025
Operating Segments
Americas Welding	$648,936	$(22,346)	$42,265	$30,192	$(2,317)	$696,730
International Welding	238,758	(16,172)	852	315	9,071	232,824
The Harris Products Group	133,989	14,671	9,858	—	601	159,119

% Change
Americas Welding		(3.4)%	6.5%	4.7%	(0.4)%	7.4%
International Welding		(6.8)%	0.4%	0.1%	3.8%	(2.5)%
The Harris Products Group		11.0%	7.4%	—	0.4%	18.8%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange	2025
Operating Segments
Americas Welding	$1,273,035	$(47,086)	$55,634	$77,519	$(9,265)	$1,349,837
International Welding	474,519	(29,820)	1,680	1,130	4,376	451,885
The Harris Products Group	255,326	15,458	21,392	—	(837)	291,339

% Change
Americas Welding		(3.7)%	4.4%	6.1%	(0.8)%	6.0%
International Welding		(6.3)%	0.4%	0.2%	0.9%	(4.8)%
The Harris Products Group		6.1%	8.4	—	(0.4)%	14.1%

(1)	Decrease for the three and six months ended June 30, 2025 for Americas Welding and International Welding due to lower volumes on equipment sales.
(2)	Increase for all the segments due to price actions taken in response to higher input costs.
(3)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$696,730	$648,936	$47,794	7.4%
Inter-segment sales	43,391	37,800	5,591	14.8%
Total Sales	$740,121	$686,736	53,385	7.8%
Adjusted EBIT (4)	$137,915	$136,651	1,264	0.9%
As a percent of total sales (1)	18.6%	19.9%		(1.3)%
International Welding:
Net sales	$232,824	$238,758	(5,934)	(2.5)%
Inter-segment sales	7,641	8,849	(1,208)	(13.7)%
Total Sales	$240,465	$247,607	(7,142)	(2.9)%
Adjusted EBIT (5)	$30,550	$25,709	4,841	18.8%
As a percent of total sales (2)	12.7%	10.4%		2.3%
The Harris Products Group:
Net sales	$159,119	$133,989	25,130	18.8%
Inter-segment sales	5,110	3,272	1,838	56.2%
Total Sales	$164,229	$137,261	26,968	19.6%
Adjusted EBIT (6)	$31,884	$24,923	6,961	27.9%
As a percent of total sales (3)	19.4%	18.2%		1.2%
Corporate / Eliminations:
Inter-segment sales	$(56,142)	$(49,921)	(6,221)	(12.5)%
Adjusted EBIT (7)	(1,200)	(6,264)	5,064	80.8%
Consolidated:
Net sales	$1,088,673	$1,021,683	66,990	6.6%
Net income	$143,396	$101,708	41,688	41.0%
As a percent of total sales	13.2%	10.0%		3.2%
Adjusted EBIT (8)	$199,149	$181,019	18,130	10.0%
As a percent of sales	18.3%	17.7%		0.6%

(1)	Decrease for the three months ended June 30, 2025 as compared to June 30, 2024 primarily driven by the unfavorable impact of lower volumes and the impact of acquisitions.
(2)	Increase for the three months ended June 30, 2025 as compared to June 30, 2024 primarily reflects effective cost management and a favorable prior year comparison due to operational inefficiencies in 2024 which were not repeated in the current year.
(3)	Increase for the three months ended June 30, 2025 as compared to June 30, 2024 primarily reflects higher organic sales, effective cost management and operational improvements.
(4)	The three months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $905 as discussed in Note 6.
(5)	The three months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $1,551 as discussed in Note 6. The three months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $26,284 primarily due to the impact of the Company’s disposition of its Russian entity as discussed in Note 6 and a loss on asset disposal of $4,950.
(6)	The three months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $86 as discussed in Note 6.
(7)	The three months ended June 30, 2025 exclude acquisition transaction costs of $429 as discussed in Note 4. The three months ended June 30, 2024 exclude acquisition transaction costs of $2,182.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$1,349,837	$1,273,035	$76,802	6.0%
Inter-segment sales	73,763	67,778	5,985	8.8%
Total Sales	$1,423,600	$1,340,813	82,787	6.2%
Adjusted EBIT (4)	$262,113	$272,750	(10,637)	(3.9)%
As a percent of total sales (1)	18.4%	20.3%		(1.9)%
International Welding:
Net sales	$451,885	$474,519	(22,634)	(4.8)%
Inter-segment sales	14,473	17,257	(2,784)	(16.1)%
Total Sales	$466,358	$491,776	(25,418)	(5.2)%
Adjusted EBIT (5)	$53,562	$53,486	76	0.1%
As a percent of total sales (2)	11.5%	10.9%		0.6%
The Harris Products Group:
Net sales	$291,339	$255,326	36,013	14.1%
Inter-segment sales	9,094	6,365	2,729	42.9%
Total Sales	$300,433	$261,691	38,742	14.8%
Adjusted EBIT (6)	$56,213	$44,802	11,411	25.5%
As a percent of total sales (3)	18.7%	17.1%		1.6%
Corporate / Eliminations:
Inter-segment sales	$(97,330)	$(91,400)	(5,930)	(6.5)%
Adjusted EBIT (7)	(2,850)	(16,343)	13,493	82.6%
Consolidated:
Net sales	$2,093,061	$2,002,880	90,181	4.5%
Net income	$261,883	$225,123	36,760	16.3%
As a percent of total sales	12.5%	11.2%		1.3%
Adjusted EBIT (8)	$369,038	$354,695	14,343	4.0%
As a percent of sales	17.6%	17.7%		(0.1)%

(1)	Decrease for the six months ended June 30, 2025 as compared to June 30, 2024 primarily driven by the unfavorable impact of lower volumes and the impact of acquisitions.
(2)	Increase for the six months ended June 30, 2025 as compared to June 30, 2024 primarily reflects effective cost management and a favorable prior year comparison due to operational inefficiencies in 2024 which were not repeated in the current year.
(3)	Increase for the six months ended June 30, 2025 as compared to June 30, 2024 primarily reflects higher organic sales, effective cost management and operational improvements.
(4)	The six months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $3,040 as discussed in Note 6.
(5)	The six months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $3,103 as discussed in Note 6. The six months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $29,354 primarily due to the impact of the Company’s disposition of its Russian entity as discussed in Note 6 and a loss on asset disposal of $4,950.
(6)	The six months ended June 30, 2025 exclude Rationalization and asset impairment net charges of $264 as discussed in Note 6. The six months ended June 30, 2024 exclude Rationalization and asset impairment net charges of $1,396 primarily due to restructuring activities as discussed in Note 6.

(7)	The six months ended June 30, 2025 exclude acquisition transaction costs of $1,231 as discussed in Note 4. The six months ended June 30, 2024 exclude acquisition transaction costs of $3,944.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Adjusted return on invested capital (“Adjusted ROIC”), Adjusted net operating profit after taxes, Cash conversion and Organic sales, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income as reported	$192,144	$148,838	$357,062	$313,885
Special items (pre-tax):
Rationalization and asset impairment charges (1)	2,542	26,490	6,407	31,095
Acquisition transaction costs (2)	429	2,182	1,231	3,944
Amortization of step up in value of acquired inventories (3)	—	112	(140)	112
Adjusted operating income	$195,115	$177,622	$364,560	$349,036
As a percentage of net sales	17.9%	17.4%	17.4%	17.4%

Net income as reported	$143,396	$101,708	$261,883	$225,123
Special items:
Rationalization and asset impairment charges (1)	2,542	26,490	6,407	31,095
Acquisition transaction costs (2)	429	2,182	1,231	3,944
Amortization of step up in value of acquired inventories (3)	—	112	(140)	112
Loss on asset disposal (4)	—	4,950	—	4,950
Tax effect of Special items (5)	(755)	(1,182)	(1,913)	(2,308)
Adjusted net income	145,612	134,260	267,468	262,916
Interest expense, net	12,619	10,661	24,746	19,440
Income taxes as reported	40,163	34,916	74,911	70,031
Tax effect of Special items (4)	755	1,182	1,913	2,308
Adjusted EBIT	$199,149	$181,019	$369,038	$354,695
Effective tax rate as reported	21.9%	25.6%	22.2%	23.7%
Net special item tax impact	0.0%	(4.4)%	0.1%	(2.1)%
Adjusted effective tax rate	21.9%	21.2%	22.3%	21.6%
Diluted earnings per share as reported	$2.56	$1.77	$4.66	$3.91
Special items per share	0.04	0.57	0.10	0.66
Adjusted diluted earnings per share	$2.60	$2.34	$4.76	$4.57

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Transaction costs related to acquisitions which are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions which are included in Cost of goods sold.
(4)	Loss on asset disposal included in Other income (expense).

(5)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of June 30, 2025, the Company had $299,481 of cash and cash equivalents on hand and $5,319 of outstanding borrowings under its $1,033,662 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2025	2024	$ Change
Cash provided by operating activities (1)	$329,521	$303,981	$25,540
Cash used by investing activities	(79,470)	(200,746)	121,276
Capital expenditures	(52,392)	(49,395)	(2,997)
Acquisition of businesses, net of cash acquired	(32,309)	(152,654)	120,345
Cash used by financing activities (2)	(317,709)	(218,452)	(99,257)
Payments on short-term borrowings	(5,206)	(578)	(4,628)
Proceeds from long-term borrowings	—	400,000	(400,000)
Payments on long-term borrowings	(169)	(400,339)	400,170
Purchase of shares for treasury	(233,824)	(160,820)	(73,004)
Cash dividends paid to shareholders	(84,904)	(81,696)	(3,208)
Decrease in Cash and cash equivalents	(77,781)	(121,115)	43,334

(1)	Cash provided by operating activities increased for the six months ended June 30, 2025, compared with the six months ended June 30, 2024 primarily due to improved working capital.
(2)	Cash used by financing activities increased for the six months ended June 30, 2025, compared with the six months ended June 30, 2024 primarily due to the increase in purchases of shares for treasury.

As of June 30, 2025, the Company had cash of $299,481, of which $257,675 was held by international subsidiaries.

In July 2025, the Company paid a cash dividend of $0.75 per share, or $41,390, to shareholders of record on June 30, 2025.

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

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. As of June 30, 2025, the Company had $1 billion of availability under the revolving credit facility. Additionally, the Company has other lines of credit with total availability of $28,343 as of June 30, 2025. Refer to Note 10 for further information on our revolving lines of credit.

Working Capital Ratios

	June 30, 2025	December 31, 2024	June 30, 2024
Average operating working capital to Net sales (1)	18.4%	16.9%	18.0%
Days sales in Inventories	117.3	106.0	117.0
Days sales in Accounts receivable	49.4	46.9	51.9
Average days in Trade accounts payable	56.6	45.8	56.3

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of June 30, 2025, there were 5.5 million shares available under the authorization. The Company is not obligated to make any repurchases.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

	Twelve Months Ended June 30,
	2025	2024
Net income as reported	$502,868	$511,110
Plus: Interest expense (after-tax)	42,688	36,607
Less: Interest income (after-tax)	6,636	7,654
Net operating profit after taxes	$538,920	$540,063
Special items:
Rationalization and asset impairment net charges	31,172	16,237
Acquisition transaction costs	4,332	3,944
Pension settlement charges	3,792	845
Amortization of step up in value of acquired inventories	4,771	4,964
Loss on asset disposal	—	4,950
Tax effect of Special items (1)	(11,118)	2,357
Adjusted net operating profit after taxes	$571,869	$573,360

Invested Capital	June 30, 2025	June 30, 2024
Short-term debt	$105,323	$6,254
Long-term debt, less current portion	1,150,395	1,098,430
Total debt	1,255,718	1,104,684
Total equity	1,379,613	1,312,906
Invested capital	$2,635,331	$2,417,590

Return on invested capital as reported	20.4%	22.3%
Adjusted return on invested capital	21.7%	23.7%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of commercial and operating initiatives; the effectiveness of information systems and cybersecurity systems; presence of artificial intelligence technologies; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law, including any changes from the new legislation implemented in the One Big Beautiful Bill Act; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, including but not limited to, the ongoing geopolitical conflicts, political unrest, acts of terror, natural disasters and pandemics on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and on Form 10-Q for the quarter ended March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2025, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,236 plaintiffs, which is a net decrease of 25 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,150 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,020 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2025 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
April 1 - 30, 2025	99,975	(1)	$ 179.96	99,248	6,071,177
May 1 - 31, 2025	311,506	(1)	$ 191.49	310,448	5,760,729
June 1 - 30, 2025	236,918	(1)	$ 208.86	236,488	5,524,241
Total	648,399		$ 196.06	646,184

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 4.5 million shares at a total cost of $811.7 million for a weighted average cost of $181.33 per share through June 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
July 31, 2025