Form 10-Q
period 2025-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2025-10-30
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of September 30, 2025 was 55,026,176.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales (Note 2)	$1,061,227	$983,759	$3,154,288	$2,986,639
Cost of goods sold	671,916	631,681	1,993,982	1,882,349
Gross profit	389,311	352,078	1,160,306	1,104,290
Selling, general & administrative expenses	206,823	186,291	614,349	593,523
Rationalization and asset impairment net charges (Note 6)	5,831	20,227	12,238	51,322
Operating income	176,657	145,560	533,719	459,445
Interest expense, net	13,648	11,974	38,394	31,414
Other income (expense)	2,986	(1,644)	7,464	(935)
Income before income taxes	165,995	131,942	502,789	427,096
Income taxes (Note 11)	43,367	31,186	118,278	101,217
Net income	$122,628	$100,756	$384,511	$325,879

Basic earnings per share (Note 3)	$2.23	$1.78	$6.92	$5.74
Diluted earnings per share (Note 3)	$2.21	$1.77	$6.86	$5.68
Cash dividends declared per share	$0.75	$0.71	$2.25	$2.13

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$122,628	$100,756	$384,511	$325,879
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges	83	(960)	1,085	(6)
Defined benefit pension plan activity	(685)	2,772	(2,007)	2,851
Currency translation adjustment	(651)	12,267	89,147	(8,824)
Other comprehensive income (loss):	(1,253)	14,079	88,225	(5,979)
Comprehensive income	$121,375	$114,835	$472,736	$319,900

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2025	December 31, 2024
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$292,997	$377,262
Accounts receivable (less allowance for doubtful accounts of $15,089 in 2025; $12,674 in 2024)	501,538	481,979
Inventories (Note 8)	671,515	544,037
Other current assets	313,922	242,003
Total Current Assets	1,779,972	1,645,281
Property, plant and equipment (less accumulated depreciation of $928,004 in 2025; $865,634 in 2024)	677,257	619,181
Goodwill	887,885	804,927
Other assets	469,991	450,753
TOTAL ASSETS	$3,815,105	$3,520,142
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$88,203	$110,524
Trade accounts payable	398,721	296,590
Accrued employee compensation and benefits	212,626	104,374
Other current liabilities	339,874	367,314
Total Current Liabilities	1,039,424	878,802
Long-term debt, less current portion (Note 10)	1,150,315	1,150,551
Other liabilities	210,733	163,356
Total Liabilities	2,400,472	2,192,709
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2025 and 2024; outstanding 55,026,176 shares in 2025 and 56,211,219 in 2024	9,858	9,858
Additional paid-in capital	595,644	566,740
Retained earnings	4,247,355	3,993,016
Accumulated other comprehensive loss	(211,910)	(300,135)
Treasury shares, at cost - 43,555,258 shares in 2025 and 42,370,215 shares in 2024	(3,226,314)	(2,942,046)
Total Equity	1,414,633	1,327,433
TOTAL LIABILITIES AND TOTAL EQUITY	$3,815,105	$3,520,142

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2024	56,211	$9,858	$566,740	$3,993,016	$(300,135)	$(2,942,046)	$1,327,433
Net income				118,487			118,487
Defined benefit pension plan activity, net of tax					(1,285)		(1,285)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					829		829
Currency translation adjustment, net of tax					29,679		29,679
Cash dividends declared – $0.75 per share				(42,073)			(42,073)
Stock-based compensation activity	157		13,105			1,501	14,606
Purchase of shares for treasury	(542)					(106,694)	(106,694)
Other			1,405	(2,217)			(812)
Balance at March 31, 2025	55,826	$9,858	$581,250	$4,067,213	$(270,912)	$(3,047,239)	$1,340,170
Net income				143,396			143,396
Defined benefit pension plan activity, net of tax					(37)		(37)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					173		173
Currency translation adjustment, net of tax					60,119		60,119
Cash dividends declared – $0.75 per share				(41,080)			(41,080)
Stock-based compensation activity	8		3,985			80	4,065
Purchase of shares for treasury	(648)					(127,130)	(127,130)
Other			999	(1,062)			(63)
Balance at June 30, 2025	55,186	$9,858	$586,234	$4,168,467	$(210,657)	$(3,174,289)	$1,379,613
Net income				122,628			122,628
Defined benefit pension plan activity, net of tax					(685)		(685)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					83		83
Currency translation adjustment, net of tax					(651)		(651)
Cash dividends declared – $0.75 per share				(41,449)			(41,449)
Stock-based compensation activity	66		6,661			639	7,300
Purchase of shares for treasury	(226)					(52,664)	(52,664)
Other			2,749	(2,291)			458
Balance at September 30, 2025	55,026	$9,858	$595,644	$4,247,355	$(211,910)	$(3,226,314)	$1,414,633

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,511	$325,879
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges	1,211	25,919
Depreciation and amortization	72,990	65,095
Deferred income taxes	71,395	(13,340)
Stock-based compensation	15,910	19,503
Pension settlement net charges	—	3,966
Other, net	(3,119)	3,321
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	9,430	36,166
Increase in inventories	(87,222)	(21,696)
Increase in other current assets	(66,050)	(19,911)
Increase (decrease) in trade accounts payable	90,555	(6,888)
Increase in other current liabilities	78,458	67,310
Net change in other assets and liabilities	(1,861)	17,858
NET CASH PROVIDED BY OPERATING ACTIVITIES	566,208	503,182
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(84,028)	(85,117)
Acquisition of businesses, net of cash acquired	(136,655)	(252,746)
Proceeds from sale of property, plant and equipment	6,408	2,506
NET CASH USED BY INVESTING ACTIVITIES	(214,275)	(335,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	77,678	5,521
Proceeds from long-term borrowings	—	550,000
Payments on long-term borrowings	(100,169)	(400,508)
Proceeds from exercise of stock options	10,061	25,880
Purchase of shares for treasury	(286,488)	(211,212)
Cash dividends paid to shareholders	(126,476)	(121,979)
NET CASH USED BY FINANCING ACTIVITIES	(425,394)	(152,298)
Effect of exchange rate changes on Cash and cash equivalents	(10,804)	(5,096)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,265)	10,431

Cash and cash equivalents at beginning of period	377,262	393,787
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$292,997	$404,218

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

The following ASU was adopted as of January 1, 2025:

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
ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, issued September 2025

Updates requirements for capitalization of internal-use software costs. The amendments are effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted.

ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, issued November 2024

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consumables	$590,873	$514,575	$1,706,122	$1,588,734
Equipment	470,354	469,184	1,448,166	1,397,905
Net sales	$1,061,227	$983,759	$3,154,288	$2,986,639

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

At September 30, 2025, the Company recorded $49,608 related to advance customer payments and $43,427 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2024, the balances related to advance customer payments and billings in excess of revenue recognized were $63,473 and $57,960, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2025 and December 31, 2024, the Company recorded $109,078 and $81,781, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$122,628	$100,756	$384,511	$325,879
Denominator (shares in 000's):
Basic weighted average shares outstanding	55,097	56,565	55,567	56,749
Effect of dilutive securities - Stock options and awards	477	501	453	600
Diluted weighted average shares outstanding	55,574	57,066	56,020	57,349
Basic earnings per share	$2.23	$1.78	$6.92	$5.74
Diluted earnings per share	$2.21	$1.77	$6.86	$5.68

For the three months ended September 30, 2025 and 2024, common shares subject to equity-based awards of 19,416 and 43,250, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, common shares subject to equity-based awards of 2,089 and 38,665, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

On April 1, 2025, the Company acquired a 35% ownership interest of Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions headquartered in Perth, Australia. On August 1, 2025, the Company acquired the remaining 65% ownership of Alloy Steel. In total, the Company acquired 100% ownership of Alloy Steel for a total purchase price of $131,238, net of cash acquired and certain debt-like items. Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

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

The Company recognized acquisition costs of $452 and $1,683 during the three and nine months ended September 30, 2025, respectively, and $610 and $4,551 during the three and nine months ended September 30, 2024, respectively. Acquisition costs are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. Adjusted EBIT is defined as Operating income plus Other income (expense), adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following tables present Adjusted EBIT by segment and other segment information:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Three Months Ended September 30, 2025
Net sales	$691,794	$219,629	$149,804	$1,061,227
Inter-segment sales	30,058	9,830	3,441	43,329
	721,852	229,459	153,245	1,104,556
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(43,329)
Net sales				$1,061,227
Cost of goods sold (1)	438,400	164,747	111,126
Other segment expenses (1) (3)	156,212	41,653	14,357
Addback: Special items charge (1)	(4,375)	(2,762)	(316)
Segment Adjusted EBIT	$131,615	$25,821	$28,078	$185,514

Other Segment Information
Total assets	$2,454,340	$1,240,393	$438,659	$4,133,392
Capital expenditures	(27,038)	(3,697)	(902)	(31,637)
Depreciation and amortization	17,176	6,119	2,576	25,871

Three Months Ended September 30, 2024
Net sales	$637,026	$216,224	$130,509	$983,759
Inter-segment sales	30,845	7,371	3,155	41,371
	667,871	223,595	133,664	1,025,130
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(41,371)
Net sales				$983,759
Cost of goods sold (2)	410,715	164,274	98,093
Other segment expenses (2) (3)	154,998	42,146	14,881
Addback: Special items charge (2)	(23,357)	(2,926)	(1,269)
Segment Adjusted EBIT	$125,515	$20,101	$21,959	$167,575

Other Segment Information
Total assets	$2,520,357	$1,087,973	$361,292	$3,969,622
Capital expenditures	(28,748)	(6,208)	(765)	(35,721)
Depreciation and amortization	14,751	5,551	2,538	22,840

(1)	In the three months ended September 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $4,150, $1,365 and $316 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 6. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $1,397 in International Welding.
(2)	In the three months ended September 30, 2024, special items within Other segment expenses include Rationalization and asset impairment net charges of $16,282, $2,676 and $1,269 in Americas Welding, International Welding and The Harris Products Group, respectively, and a pension settlement charge of $3,966 in Americas Welding. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $3,109 and $250 in Americas Welding and International Welding, respectively.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Nine Months Ended September 30, 2025
Net sales	$2,041,631	$671,514	$441,143	$3,154,288
Inter-segment sales	103,821	24,303	12,535	140,659
	2,145,452	695,817	453,678	3,294,947
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(140,659)
Net sales				$3,154,288
Cost of goods sold (1)	1,305,298	498,475	327,074
Other segment expenses (1) (3)	453,841	123,684	42,893
Addback: Special items charge (1)	(7,415)	(5,725)	(580)
Segment Adjusted EBIT	$393,728	$79,383	$84,291	$557,402

Other Segment Information
Total assets	$2,454,340	$1,240,393	$438,659	$4,133,392
Capital expenditures	(68,776)	(11,911)	(3,340)	(84,028)
Depreciation and amortization	50,429	16,982	7,837	75,248

Nine Months Ended September 30, 2024
Net sales	$1,910,061	$690,743	$385,835	$2,986,639
Inter-segment sales	98,624	24,628	9,520	132,772
	2,008,685	715,371	395,355	3,119,411
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(132,772)
Net sales				$2,986,639
Cost of goods sold (2)	1,210,212	517,219	285,936
Other segment expenses (2) (3)	423,919	161,795	45,324
Addback: Special items charge (2)	(23,711)	(37,230)	(2,666)
Segment Adjusted EBIT	$398,265	$73,587	$66,761	$538,613

Other Segment Information
Total assets	$2,520,357	$1,087,973	$361,292	$3,969,622
Capital expenditures	(68,879)	(13,500)	(2,738)	(85,117)
Depreciation and amortization	42,095	16,061	7,528	65,684

(1)	In the nine months ended September 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $7,190, $4,468 and $580 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 6. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $1,257 in International Welding.
(2)	In the nine months ended September 30, 2024, special items within Other segment expenses include Rationalization and asset impairment net charges of $16,521 in Americas Welding, $32,030 in International Welding, including the impact of the Company’s disposition of its Russian entity, and $2,666 in The Harris Products. In addition, there was a loss on asset disposal of $4,950 recorded to Other (expense) income in International Welding and a pension settlement charge of $3,966 in Americas Welding. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $3,224 and $250 in Americas Welding and International Welding, respectively.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents reconciliations of segment information to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Segment Adjusted EBIT to Consolidated Income before income taxes
Segment Adjusted EBIT	$185,514	$167,575	$557,402	$538,613
Addback: Segment special items charge	(7,453)	(27,552)	(13,720)	(63,607)
Corporate special items charge (1)	(452)	(610)	(1,683)	(4,656)
Elimination of inter-segment profit	(972)	31	(3,794)	(1,753)
Unallocated corporate expenses, net	3,006	4,472	2,978	(10,087)
Interest income	1,501	2,108	5,418	7,301
Interest expense	(15,149)	(14,082)	(43,812)	(38,715)
Consolidated Income before income taxes	$165,995	$131,942	$502,789	$427,096

(1) Corporate special items primarily include acquisition transaction costs.

Reconciliation of Other Segment Information to Consolidated Information
Capital expenditures
Segment totals	$(31,637)	$(35,721)	$(84,028)	$(85,117)
Adjustments	—	—	—	—
Consolidated totals	$(31,637)	$(35,721)	$(84,028)	$(85,117)

Depreciation and amortization
Segment totals	$25,871	$22,840	$75,248	$65,684
Adjustments	(1,127)	(195)	(2,258)	(589)
Consolidated totals	$24,744	$22,645	$72,990	$65,095

Reconciliation of Segment Assets to Consolidated Assets			September 30, 2025	December 31, 2024
Total segment assets			$4,133,392	$3,813,383
Corporate assets			36,301	20,745
LIFO reserve not allocated to segments			(135,721)	(120,633)
Eliminations			(218,867)	(193,353)
Total consolidated assets			$3,815,105	$3,520,142

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business. As a result of these plans, in the nine months ended September 30, 2025, the Company recorded Rationalization and asset impairment net charges of $7,190 in Americas Welding, $4,468 in International Welding and $580 in The Harris Products Group. In the nine months ended September 30, 2024, the Company recorded Rationalization and asset impairment net charges of $32,030 in International Welding, of which $22,566 is associated with the disposal of the Company’s Russian entity. The Company also incurred Rationalization and asset impairment net charges of $16,521 in Americas Welding and $2,666 in The Harris Products Group in the same period.

At September 30, 2025 and December 31, 2024, rationalization liabilities of $5,731 and $14,146, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2025:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2024	$5,628	$7,562	$956	$14,146
Payments and other adjustments	(11,630)	(6,380)	(1,432)	(19,442)
Charged to expense	7,190	3,257	580	11,027
Balance at September 30, 2025	$1,188	$4,439	$104	$5,731

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended September 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)
Other comprehensive income (loss) before reclassification	1,300	—	(651)		649
Amounts reclassified from AOCI	(1,217)	(685)	—		(1,902)
Net current-period other comprehensive income (loss)	83	(685)	(651)		(1,253)
Balance at September 30, 2025	$18,340	$(3,055)	$(227,195)		$(211,910)

	Three Months Ended September 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2024	$17,490	$(1,917)	$(265,478)		$(249,905)
Other comprehensive (loss) income before reclassification	(1,332)	—	12,267		10,935
Amounts reclassified from AOCI	372	2,772	—		3,144
Net current-period other comprehensive (loss) income	(960)	2,772	12,267		14,079
Balance at September 30, 2024	$16,530	$855	$(253,211)		$(235,826)

	Nine Months Ended September 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	3,405	—	89,147		92,552
Amounts reclassified from AOCI	(2,320)	(2,007)	—		(4,327)
Net current-period other comprehensive income (loss)	1,085	(2,007)	89,147		88,225
Balance at September 30, 2025	$18,340	$(3,055)	$(227,195)		$(211,910)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2024
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)		$(229,847)
Other comprehensive income (loss) before reclassification	1,021	—	(8,824)		(7,803)
Amounts reclassified from AOCI	(1,027)	2,851	—		1,824
Net current-period other comprehensive (loss) income	(6)	2,851	(8,824)		(5,979)
Balance at September 30, 2024	$16,530	$855	$(253,211)		$(235,826)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2025	December 31, 2024
Raw materials	$170,509	$153,596
Work-in-process	141,357	123,406
Finished goods	359,649	267,035
Total	$671,515	$544,037

At both September 30, 2025 and December 31, 2024, approximately 35% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $135,721 and $120,633 at September 30, 2025 and December 31, 2024, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2025	December 31, 2024
Right-of-use assets	Other assets	$55,553	$54,276

Current liabilities	Other current liabilities	$13,829	$13,110
Noncurrent liabilities	Other liabilities	42,352	42,124
Total lease liabilities		$56,181	$55,234

Total lease expense, which is included in Cost of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statements of Income, was $7,964 and $20,298 in the three and nine months ended September 30, 2025 and $5,657 and $18,390 in the three and nine months ended September 30, 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2025, respectively, were $4,340 and $10,882 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024, respectively, were $3,771 and $11,918 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $6,981 and $11,634 during the three and nine months ended September 30, 2025 and $5,426 and $16,043 during the three and nine months ended September 30, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2025
2025	$5,564
2026	15,010
2027	12,013
2028	10,085
2029	7,259
After 2029	14,293
Total lease payments	$64,224
Less: Imputed interest	8,043
Operating lease liabilities	$56,181

As of September 30, 2025 the weighted average remaining lease term is 6.2 years and the weighted average discount rate used to determine the operating lease liability is 3.7%.

NOTE 10 — DEBT

At September 30, 2025 and December 31, 2024, debt consisted of the following:

		September 30, 2025	December 31, 2024
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series A due August 20, 2025(1)	3.15%	$—	$100,000
2015 Notes - Series B due August 20, 2030	3.35%	100,000	100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(2)	10	10
		1,150,010	1,250,010
Plus interest rate swap adjustment		2,847	3,355
Less current portion(1)		4	100,004
Less debt issuance costs		2,538	2,810
Long-term debt, less current portion		1,150,315	1,150,551
Short-term debt
Amounts due to banks	Variable(3)	88,199	10,520
Current portion long-term debt(1)		4	100,004
Total short-term debt		88,203	110,524
Total debt		$1,238,518	$1,261,075

(1)	On August 20, 2025, the Company repaid the Series A notes in full at maturity.
(2)	Interest rate was 7.97% at both September 30, 2025 and December 31, 2024.
(3)	Weighted average interest rate on the revolving credit facility was 5.2% as of September 30, 2025. Weighted average interest rate of other lines of credit related to liquidity needs in a hyperinflationary country was 44.7% and 47.8% as of September 30, 2025 and December 31, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of September 30, 2025, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.16%, including the impact from terminated swap agreements, and 8.9 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of September 30, 2025, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

On August 20, 2025, the Company repaid its $100,000 2015 Series A notes in full at maturity.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2025, the Company was in compliance with all of its covenants. The Company had borrowings under the revolving credit facility of $85,000 as of September 30, 2025.

The Company has other lines of credit and debt agreements totaling $31,386. As of September 30, 2025, the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $3,199.

Fair Value of Debt

At September 30, 2025 and December 31, 2024, the fair value of long-term debt, including the current portion, was approximately $1,124,349 and $1,184,313, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,150,319 and $1,250,555, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States on July 4, 2025. Many of the tax provisions within the OBBBA are designed to accelerate tax deductions and could lead to lower tax payments. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

During the third quarter of 2025, the Company recognized tax expense of approximately $8,800 related to the cumulative impact of the OBBBA provisions to date. This tax expense primarily relates to restoration of immediate expensing for current and previously capitalized domestic research and development expenditures and the reinstatement of 100% bonus depreciation on qualified property both of which impact international tax provisions regarding foreign-derived intangible income. While the ultimate impact the OBBBA will have on the Company’s financial position, results of operations, and cash flows remains to be determined, the Company expects to realize lower tax payments in the current year.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company recognized $118,278 of tax expense on pre-tax income of $502,789, resulting in an effective income tax rate of 23.5% for the nine months ended September 30, 2025. The effective income tax rate was 23.7% for the nine months ended September 30, 2024. The effective tax rate was lower for the nine months ended September 30, 2025, as compared with the same period in 2024, primarily due to the mix of earnings and timing of discrete tax items partially offset by the impact of the OBBBA as discussed above.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and nine months ended September 30, 2025 and 2024.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2025. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $91,061 and $96,444 at September 30, 2025 and December 31, 2024, respectively.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during 2024. Upon termination of the contracts in 2024, the Company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

Net Investment Hedges

The Company has foreign currency forward contracts and zero-cost collar contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of the foreign currency forward contracts and zero-cost collar contracts were $376,744 and $319,450 at September 30, 2025 and December 31, 2024, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $479,502 and $421,754 at September 30, 2025 and December 31, 2024, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2025				December 31, 2024
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,745	$423	$—	$—	$1,663	$2,972	$—	$—
Net investment contracts	534	26,280	—	—	10,276	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	417	1,186	—	—	1,560	4,251	—	—
Total derivatives	$3,696	$27,889	$—	$—	$13,499	$7,223	$—	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives by hedge designation	Classification of gain (loss)	2025	2024	2025	2024
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$113	$3,108	$22,071	$(3,663)

The effects of designated hedges on AOCI consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2025	December 31, 2024
Foreign exchange contracts	$1,517	$(812)
Forward starting swap agreements	16,823	18,067
Net investment contracts	(3,303)	20,403

The Company expects a gain of $1,517 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended		Nine Months Ended
	Gain (loss) recognized in the	September 30,		September 30,
Derivative type	Consolidated Statements of Income:	2025	2024	2025	2024
Foreign exchange contracts	Sales	$1,387	$(630)	$1,052	$657
	Cost of goods sold	(219)	40	324	524
Forward starting swap agreements	Interest expense, net	689	639	2,066	706

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 13 — FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2025, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2025	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,162	$—	$3,162	$—
Net investment contracts	534	—	534	—
Pension surplus	19,059	19,059	—	—
Total assets	$22,755	$19,059	$3,696	$—
Liabilities:
Foreign exchange contracts	$1,609	$—	$1,609	$—
Net investment contracts	26,280	—	26,280	—
Deferred compensation	35,454	—	35,454	—
Total liabilities	$63,343	$—	$63,343	$—

The following table provides a summary of assets and liabilities as of December 31, 2024, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,223	$—	$3,223	$—
Net investment contracts	10,276	—	10,276	—
Pension surplus	27,059	27,059	—	—
Total assets	$40,558	$27,059	$13,499	$—
Liabilities:
Foreign exchange contracts	$7,223	$—	$7,223	$—
Deferred compensation	55,425	—	55,425	—
Total liabilities	$62,648	$—	$62,648	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both September 30, 2025 and December 31, 2024.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2025 and December 31, 2024.

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

NOTE 14 — SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At September 30, 2025 and December 31, 2024, Trade accounts payable included $36,599 and $29,164, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

In 2025, the U.S. government announced a series of tariffs on imported goods into the U.S., which prompted retaliatory actions from some of its trading partners. The Company has taken actions to address the impact of these trade policies and while the Company cannot predict the ultimate impact on its business, the Company will continue to monitor evolving trade negotiations to determine if additional measures are warranted.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,061,227		$983,759		$77,468	7.9%
Cost of goods sold	671,916		631,681		(40,235)	(6.4)%
Gross profit	389,311	36.7%	352,078	35.8%	37,233	10.6%
Selling, general & administrative expenses	206,823	19.5%	186,291	18.9%	(20,532)	(11.0)%
Rationalization and asset impairment net charges	5,831	0.5%	20,227	2.1%	14,396	71.2%
Operating income	176,657	16.6%	145,560	14.8%	31,097	21.4%
Interest expense, net	13,648		11,974		(1,674)	(14.0)%
Other income (expense)	2,986		(1,644)		4,630	281.6%
Income before income taxes	165,995	15.6%	131,942	13.4%	34,053	25.8%
Income taxes	43,367		31,186		(12,181)	(39.1)%
Effective tax rate	26.1%		23.6%		(2.5)%
Net income	$122,628	11.6%	$100,756	10.2%	$21,872	21.7%
Diluted earnings per share	$2.21		$1.77		$0.44	24.9%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$3,154,288		$2,986,639		$167,649	5.6%
Cost of goods sold	1,993,982		1,882,349		(111,633)	(5.9)%
Gross profit	1,160,306	36.8%	1,104,290	37.0%	56,016	5.1%
Selling, general & administrative expenses	614,349	19.5%	593,523	19.9%	(20,826)	(3.5)%
Rationalization and asset impairment net charges	12,238	0.4%	51,322	1.7%	39,084	76.2%
Operating income	533,719	16.9%	459,445	15.4%	74,274	16.2%
Interest expense, net	38,394		31,414		(6,980)	(22.2)%
Other income (expense)	7,464		(935)		8,399	898.3%
Income before income taxes	502,789	15.9%	427,096	14.3%	75,693	17.7%
Income taxes	118,278		101,217		(17,061)	(16.9)%
Effective tax rate	23.5%		23.7%		0.2%
Net income	$384,511	12.2%	$325,879	10.9%	$58,632	18.0%
Diluted earnings per share	$6.86		$5.68		$1.18	20.8%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Price	Acquisitions	Exchange	2025
Lincoln Electric Holdings, Inc.	$983,759	$(21,187)	$76,410	$16,710	$5,535	$1,061,227
% Change
Lincoln Electric Holdings, Inc.		(2.2)%	7.8%	1.7%	0.6%	7.9%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Price	Acquisitions	Exchange	2025
Lincoln Electric Holdings, Inc.	$2,986,639	$(82,635)	$155,116	$95,359	$(191)	$3,154,288
% Change
Lincoln Electric Holdings, Inc.		(2.8)%	5.2%	3.2%	—	5.6%

Net sales increased for the three and nine months ended September 30, 2025 due to an increase in organic sales and a benefit from acquisitions. The increase in organic sales for both the three and nine months ended September 30, 2025 is driven by an increase in pricing primarily due to higher input costs, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of sales increased 0.9% for the three months ended September 30, 2025 as compared to the same 2024 period, driven by effective cost management and favorable mix. Gross profit as a percentage of sales decreased 0.2% for the nine months ended September 30, 2025 as compared to the same 2024 period, driven by lower volumes partially offset by effective cost management. The three and nine months ended September 30, 2025 includes last-in, first-out (“LIFO”) charges of $4,804 and $15,088, respectively, which are primarily due to rising input costs. This compares with a benefit of $1,196 and $3,971 in the comparable 2024 periods.

Selling, General & Administrative Expenses:

Selling, general and administrative expenses increased in the three and nine months ended September 30, 2025 as compared to the same 2024 periods, primarily due to increases in employee costs and acquisitions, partially offset by effective cost management.

Operating Income:

Operating income as a percentage of sales was 16.6% for the three months ended September 30, 2025 as compared to 14.8% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.4% for the three months ended September 30, 2025 as compared to 17.3% in the prior year period. Operating income as a percentage of sales was 16.9% for the nine months ended September 30, 2025 as compared to 15.4% in the prior year period. Excluding special items, Operating income as a percentage of sales, was 17.4% for both comparable periods. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Rationalization and Asset Impairment Net Charges:

Charges in 2025 and 2024 relate to rationalization plans within all three reportable segments. Charges in 2024 include the impact of the Company’s disposition of its Russian entity. Refer to Note 6 to the consolidated financial statements for further information on the Company’s rationalization plans.

Income Taxes:

The effective tax rate was higher for the three months ended September 30, 2025 as compared to the same 2024 period, primarily driven by the impact of the One Big Beautiful Bill Act (“OBBBA”), as discussed in Note 11, partially offset by the mix of earnings and timing of discrete tax items.

Segment Results

The following table presents components of sales by segment:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2025
Operating Segments
Americas Welding	$637,026	$(15,011)	$60,885	$8,842	$52	$691,794
International Welding	216,224	(9,174)	93	7,868	4,618	219,629
The Harris Products Group	130,509	2,998	15,432	—	865	149,804

% Change
Americas Welding		(2.4)%	9.6%	1.4%	—	8.6%
International Welding		(4.2)%	—	3.7%	2.1%	1.6%
The Harris Products Group		2.3%	11.8%	—	0.7%	14.8%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange	2025
Operating Segments
Americas Welding	$1,910,061	$(62,097)	$116,519	$86,361	$(9,213)	$2,041,631
International Welding	690,743	(38,994)	1,773	8,998	8,994	671,514
The Harris Products Group	385,835	18,456	36,824	—	28	441,143

% Change
Americas Welding		(3.3)%	6.1%	4.5%	(0.4)%	6.9%
International Welding		(5.6)%	0.3%	1.3%	1.2%	(2.8)%
The Harris Products Group		4.8%	9.5%	—	—	14.3%

(1)	Decrease for the three and nine months ended September 30, 2025 for Americas Welding and International Welding due to weakened industrial demand trends. Increase for the three and nine months ended September 30, 2025 for The Harris Products Group due to the expanded market presence.
(2)	Increase due to price actions taken in response to higher input costs.
(3)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(4)	Increase for the three months ended September 30, 2025 for International Welding relates to the weaker U.S. dollar.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. Adjusted EBIT is defined as Operating income plus Other income (expense), adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$691,794	$637,026	$54,768	8.6%
Inter-segment sales	30,058	30,845	(787)	(2.6)%
Total Sales	$721,852	$667,871	53,981	8.1%
Adjusted EBIT (1) (4)	$131,615	$125,515	6,100	4.9%
As a percent of total sales (1)	18.2%	18.8%		(0.6)%
International Welding:
Net sales	$219,629	$216,224	3,405	1.6%
Inter-segment sales	9,830	7,371	2,459	33.4%
Total Sales	$229,459	$223,595	5,864	2.6%
Adjusted EBIT (2) (5)	$25,821	$20,101	5,720	28.5%
As a percent of total sales (2)	11.3%	9.0%		2.3%
The Harris Products Group:
Net sales	$149,804	$130,509	19,295	14.8%
Inter-segment sales	3,441	3,155	286	9.1%
Total Sales	$153,245	$133,664	19,581	14.6%
Adjusted EBIT (3) (6)	$28,078	$21,959	6,119	27.9%
As a percent of total sales (3)	18.3%	16.4%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(43,329)	$(41,371)	(1,958)	(4.7)%
Adjusted EBIT (7)	2,034	4,503	(2,469)	(54.8)%
Consolidated:
Net sales	$1,061,227	$983,759	77,468	7.9%
Net income	$122,628	$100,756	21,872	21.7%
As a percent of total sales	11.6%	10.2%		1.4%
Adjusted EBIT (8)	$187,548	$172,078	15,470	9.0%
As a percent of sales	17.7%	17.5%		0.2%

(1)	Adjusted EBIT increased for the three months ended September 30, 2025 as compared to September 30, 2024 primarily driven by favorable net impact of organic sales, partially offset by unfavorable impact of product mix; Adjusted EBIT as a percent of sales decreased for the same period due to unfavorable product mix.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended September 30, 2025 as compared to September 30, 2024 primarily as a result of the benefit of acquisitions, partially offset by the unfavorable impact of lower volumes.
(3)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended September 30, 2025 as compared to September 30, 2024 primarily as a result of the favorable impact of organic sales, partially offset by unfavorable impact of higher input costs.
(4)	The three months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $4,150 as discussed in Note 6. The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $16,282 primarily due to restructuring activities, the amortization of the step up in value of acquired inventories of $3,109 and pension settlement charges of $3,966.
(5)	The three months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $1,365 as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $1,397. The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $2,676 primarily due to restructuring activities and the amortization of the step up in value of acquired inventories of $250.

(6)	The three months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $316 as discussed in Note 6. The three months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $1,269 primarily due to restructuring activities.
(7)	The three months ended September 30, 2025 exclude acquisition transaction costs of $452 as discussed in Note 4. The three months ended September 30, 2024 exclude acquisition transaction costs of $610.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$2,041,631	$1,910,061	$131,570	6.9%
Inter-segment sales	103,821	98,624	5,197	5.3%
Total Sales	$2,145,452	$2,008,685	136,767	6.8%
Adjusted EBIT (1) (4)	$393,728	$398,265	(4,537)	(1.1)%
As a percent of total sales (1)	18.4%	19.8%		(1.4)%
International Welding:
Net sales	$671,514	$690,743	(19,229)	(2.8)%
Inter-segment sales	24,303	24,628	(325)	(1.3)%
Total Sales	$695,817	$715,371	(19,554)	(2.7)%
Adjusted EBIT (2) (5)	$79,383	$73,587	5,796	7.9%
As a percent of total sales (2)	11.4%	10.3%		1.1%
The Harris Products Group:
Net sales	$441,143	$385,835	55,308	14.3%
Inter-segment sales	12,535	9,520	3,015	31.7%
Total Sales	$453,678	$395,355	58,323	14.8%
Adjusted EBIT (3) (6)	$84,291	$66,761	17,530	26.3%
As a percent of total sales (3)	18.6%	16.9%		1.7%
Corporate / Eliminations:
Inter-segment sales	$(140,659)	$(132,772)	(7,887)	(5.9)%
Adjusted EBIT (7)	(816)	(11,840)	11,024	93.1%
Consolidated:
Net sales	$3,154,288	$2,986,639	167,649	5.6%
Net income	$384,511	$325,879	58,632	18.0%
As a percent of total sales	12.2%	10.9%		1.3%
Adjusted EBIT (8)	$556,586	$526,773	29,813	5.7%
As a percent of sales	17.6%	17.6%		(0.0)%

(1)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the nine months ended September 30, 2025 as compared to September 30, 2024 primarily driven by the unfavorable impact of lower volumes, product mix and acquisitions.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the nine months ended September 30, 2025 as compared to September 30, 2024 primarily as a result of the benefit of acquisitions, effective cost management and a favorable prior year comparison due to operational inefficiencies in 2024 which were not repeated in the current year.
(3)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the nine months ended September 30, 2025 as compared to September 30, 2024 primarily as a result of higher organic sales, effective cost management and operational improvements.

(4)	The nine months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $7,190 as discussed in Note 6. The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $16,521 primarily due to restructuring activities, the amortization of the step up in value of acquired inventories of $3,224 and pension settlement charges of $3,966.
(5)	The nine months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $4,468 as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $1,257. The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $32,030 primarily due to restructuring activities, including the impact of the Company’s disposition of its Russian entity, a loss on asset disposal of $4,950 and the amortization of the step up in value of acquired inventories of $250.
(6)	The nine months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $580 as discussed in Note 6. The nine months ended September 30, 2024 exclude Rationalization and asset impairment net charges of $2,666 primarily due to restructuring activities.
(7)	The nine months ended September 30, 2025 exclude acquisition transaction costs of $1,683 as discussed in Note 4. The nine months ended September 30, 2024 exclude acquisition transaction costs of $4,551.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income as reported	$176,657	$145,560	$533,719	$459,445
Special items (pre-tax):
Rationalization and asset impairment charges (2)	5,831	20,227	12,238	51,322
Acquisition transaction costs (3)	452	610	1,683	4,551
Amortization of step up in value of acquired inventories (5)	1,622	3,359	1,482	3,474
Adjusted operating income (1)	$184,562	$169,756	$549,122	$518,792
As a percentage of net sales	17.4%	17.3%	17.4%	17.4%

Net income as reported	$122,628	$100,756	$384,511	$325,879
Special items:
Rationalization and asset impairment charges (2)	5,831	20,227	12,238	51,322
Acquisition transaction costs (3)	452	610	1,683	4,551
Pension settlement charges (4)	—	3,966	—	3,966
Amortization of step up in value of acquired inventories (5)	1,622	3,359	1,482	3,474
Loss on asset disposal (6)	—	—	—	4,950
Tax effect of Special items (7) (8)	6,685	(6,550)	4,772	(8,858)
Adjusted net income	137,218	122,368	404,686	385,284
Interest expense, net	13,648	11,974	38,394	31,414
Income taxes as reported	43,367	31,186	118,278	101,217
Tax effect of Special items (7) (8)	(6,685)	6,550	(4,772)	8,858
Adjusted EBIT (1)	$187,548	$172,078	$556,586	$526,773

Effective tax rate as reported	26.1%	23.6%	23.5%	23.7%
Net special item tax impact (8)	(5.0)%	—%	(1.6)%	(1.5)%
Adjusted effective tax rate (1)	21.1%	23.6%	21.9%	22.2%

Diluted earnings per share as reported	$2.21	$1.77	$6.86	$5.68
Special items per share	0.26	0.37	0.36	1.04
Adjusted diluted earnings per share (1)	$2.47	$2.14	$7.22	$6.72

(1)	Adjusted operating income, adjusted net income, adjusted EBIT, adjusted effective tax rate and adjusted diluted EPS are non-GAAP financial measures. Refer to Non-GAAP Information section.
(2)	2025 and 2024 net charges primarily relate to rationalization plans within all three segments. Charges in 2024 include the impact of the Company’s disposition of its Russian entity.
(3)	Transaction costs related to acquisitions which are included in Selling, general & administrative expenses.
(4)	Pension settlement charges primarily due to the final settlement associated with the termination of a pension plan and are included in Other income (expense).
(5)	Costs related to acquisitions which are included in Cost of goods sold.
(6)	Loss on asset disposal included in Other income (expense).
(7)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.
(8)	During the third quarter of 2025, the Company recognized tax expense of approximately $8,800, reflecting the cumulative impact of the OBBBA provisions. Refer to Note 11 for further detail.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of September 30, 2025, the Company had $292,997 of cash and cash equivalents on hand and $88,199 of outstanding borrowings under its $1,031,386 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2025	2024	$ Change
Cash provided by operating activities (1)	$566,208	$503,182	$63,026
Cash used by investing activities	(214,275)	(335,357)	121,082
Capital expenditures	(84,028)	(85,117)	1,089
Acquisition of businesses, net of cash acquired	(136,655)	(252,746)	116,091
Cash used by financing activities (2)	(425,394)	(152,298)	(273,096)
Proceeds from short-term borrowings	77,678	5,521	72,157
Proceeds from long-term borrowings	—	550,000	(550,000)
Payments on long-term borrowings	(100,169)	(400,508)	300,339
Purchase of shares for treasury	(286,488)	(211,212)	(75,276)
Cash dividends paid to shareholders	(126,476)	(121,979)	(4,497)
(Decrease) increase in Cash and cash equivalents	(84,265)	10,431	(94,696)

(1)	Cash provided by operating activities increased for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024 primarily due to the net impacts of the OBBBA and improved working capital.
(2)	Cash used by financing activities increased for the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024 primarily due to the increase in purchases of shares for treasury and proceeds from long-term borrowings in the prior year.

As of September 30, 2025, the Company had cash of $292,997, of which $272,870 was held by international subsidiaries.

In October 2025, the Company paid a cash dividend of $0.75 per share, or $41,270, to shareholders of record on September 30, 2025.

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

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. As of September 30, 2025, the Company had $915,000 of availability under the revolving credit facility. Additionally, the Company has other lines of credit with total availability of $28,187 as of September 30, 2025. Refer to Note 10 for further information on our revolving lines of credit.

Working Capital Ratios

	September 30, 2025	December 31, 2024	September 30, 2024
Average operating working capital to Net sales (1)	18.6%	16.9%	19.1%
Days sales in Inventories	127.1	106.0	123.4
Days sales in Accounts receivable	46.9	46.9	51.4
Average days in Trade accounts payable	60.8	45.8	52.3

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of September 30, 2025, there were 5.3 million shares available under the authorization. The Company is not obligated to make any repurchases.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

\

	Twelve Months Ended September 30,
	2025	2024
Net income as reported	$524,740	$482,523
Plus: Interest expense (after-tax)	43,488	37,665
Less: Interest income (after-tax)	6,181	7,845
Net operating profit after taxes	$562,047	$512,343
Special items:
Rationalization and asset impairment net charges	16,776	29,390
Acquisition transaction costs	4,174	4,554
Pension settlement net (gains) charges	(174)	4,811
Amortization of step up in value of acquired inventories	3,034	3,471
Loss on asset disposal	—	4,950
Tax effect of Special items (1)	2,117	(2,413)
Adjusted net operating profit after taxes	$587,974	$557,106

Invested Capital	September 30, 2025	September 30, 2024
Short-term debt	$88,203	$111,993
Long-term debt, less current portion	1,150,315	1,150,616
Total debt	1,238,518	1,262,609
Total equity	1,414,633	1,339,190
Invested capital	$2,653,151	$2,601,799

Return on invested capital as reported	21.2%	19.7%
Adjusted return on invested capital	22.2%	21.4%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including the cumulative impact of the OBBBA provisions. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of commercial and operating initiatives; the effectiveness of information systems and cybersecurity systems; presence of artificial intelligence technologies; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law, including any changes from the new legislation implemented in the OBBBA; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, including but not limited to, the ongoing geopolitical conflicts, political unrest, acts of terror, natural disasters and pandemics on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2025, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,233 plaintiffs, which is a net decrease of 3 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,155 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,021 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2025 were as follows:

					Total Number of
					Shares	Maximum Number
					Repurchased	of Shares that May
	Total Number of				as Part of Publicly	Yet be Purchased
	Shares			Average Price	Announced Plans or	Under the Plans or
Period	Repurchased			Paid Per Share	Programs	Programs (2)
July 1 - 31, 2025	109,235	(1)		$220.16	99,867	5,424,374
August 1 - 31, 2025	59,698	(1)	''''	242.12	59,282	5,365,092
September 1 - 30, 2025	57,546	(1)		246.08	57,139	5,307,953
Total	226,479			$232.53	216,288

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 4.7 million shares at a total cost of $862.1 million for a weighted average cost of $183.73 per share through September 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
October 30, 2025