Form 10-K
period 2025-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2026-02-25
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares held by non-affiliates as of June 30, 2025 was $11,267,215,663 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2026 was 54,805,365.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2026 Annual Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

General

As used in this Annual Report on Form 10-K, the term "Company," except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. Founded in 1895 and incorporated in the state of Ohio in 1906 as The Lincoln Electric Company, the Company reorganized into a holding company structure as Lincoln Electric Holdings, Inc. in 1998.

The Company is a high-performance industrial machinery and technology leader who helps customers manufacture and maintain vital equipment and infrastructure. The Company’s innovative solutions enable higher quality and productivity across a variety of processes including welding, cutting, brazing, machining, process automation, and field repair.

Solutions

The Company’s products include arc welding equipment, filler metals (welding, brazing and soldering consumables), cutting systems (laser, plasma and oxyfuel), wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software, and education solutions; as well as a comprehensive portfolio of automated solutions and system integration services for joining, cutting, material handling, module assembly, and end of line testing. Services include additive manufacturing, precision fabrication, wear services, upfitting, and training.

Solutions range in technology and features from basic units used for personal, maintenance and light manufacturing use to highly sophisticated robotic solutions for complex fabrication and production activities.

Manufacturing Footprint

The Company has, through wholly owned subsidiaries, manufacturing and automation facilities in 20 countries located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, South Korea, Spain, Turkey and the United Kingdom.

Reportable Segments

The Company’s business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Middle East, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses, specialty gas equipment, as well as the retail business which is primarily in the United States.

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

The Company’s major end-user markets include:

●	general fabrication,
●	energy (oil and gas, power generation and process industries),
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	structural (non-residential construction and infrastructure).

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

Competition

Commercial conditions in the arc welding, cutting and automation/system integration industries are highly competitive due to the fragmented profile of the regional markets. The Company believes it is the world’s largest manufacturer of arc welding solutions and has relatively few global broad-line competitors worldwide, but numerous smaller competitors in specific geographic markets.

The Company extends its competitiveness in domestic and international markets through high quality, differentiated solutions and services, and has established manufacturing facilities in most geographical markets to cost effectively serve regional demand. Competition in the arc welding and cutting industry is based on brand preference, product quality, price, performance, warranty, delivery, service, commercial programs, and technical support. The Company believes its performance against these factors has contributed to the Company’s position as the leader in the arc welding industry and leader in automation, cutting, mobile and power solutions.

Most of the Company’s consumables and equipment products are classified as standard commercial articles and are manufactured for stock; whereas automation solutions are primarily custom or build-to-print systems. The Company believes it has a competitive advantage in the marketplace because of its highly trained engineers, technical sales force and the innovative solutions engineered by its welding research and development staff to assist customers in optimizing their fabrication operations. This allows the Company to introduce its solutions to new users and establish and maintain close relationships with its customers. This close relationship between the technical sales force and direct customers, as well as with distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.

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

Environmental Regulations

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 49 facilities worldwide.

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

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2025 was approximately 12,000.

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

Global Workforce and Culture

The Company has a global workforce with many cultures, subcultures, religions, lifestyles, and languages. The Company has a longstanding commitment to equal opportunity in all aspects of employment—including employee compensation, job placement and promotion regardless of gender, race or other personal characteristics. The Company’s culture is underpinned by its core values, including the guiding principle championed by its founders over 130 years ago – The Golden Rule: Treat Others How You Would Like to Be Treated. The Company focuses on recruiting and developing talent and reviews and updates its human resources processes and benchmarks roles and compensation externally on a regular basis to help prevent bias and promote an engaged, industry-leading workplace.

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

The Company’s annual talent and succession planning process reviews 100% of its global professional staff worldwide to support the development of a talent pipeline for critical roles in general management, engineering and operations. This evaluation is utilized by the Company’s CEO, as well as segment business and functional executives, to identify high potential talent for further development to establish strong succession plans for the Company’s most critical roles.

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

Community Engagement

The Company is an active member in the communities in which it operates and where its employees live. The Company participates in community meetings, local business associations, offers plant visits, provides grants to nonprofit organizations and donates resources and time through in-kind gifts, employee matching programs, volunteerism and non-profit board service. The Company’s partnership with academia includes executive-led lectures and donations of equipment and engineering expertise to support lab and research initiatives. In addition, the Company supports community educational / career programming among secondary and high school students in order to address skills gaps in the industry and maintain awareness of attractive career pathways in manufacturing.

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

ITEM 1A. RISK FACTORS

From time to time, information we provide, statements by our employees or information included in our filings with the SEC may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. Forward-looking statements, and our future performance, operating results, financial condition and liquidity, are subject to a variety of factors that could materially affect results, including those risks described below. Forward-looking statements made in this report speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned an executive to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board of Directors (the “Board”) provides oversight of the ERM process and systematically reviews identified critical risks. The Audit Committee of the Board also reviews major financial risk exposures and the steps management has taken to monitor and control them.

Our goal is to proactively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, the risk factors described below and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this report, should be carefully considered. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Economic Conditions

General economic, financial and market conditions may adversely affect our financial condition, results of operations and access to capital markets for our business.

Our operating results are sensitive to changes in general economic conditions and an adverse change in demand. Recessionary economic cycles, global supply chain disruptions, higher logistics costs, high interest rates, inflation, higher raw materials costs, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or trade laws or other economic factors and other challenges affecting the countries and industries in which we do business, including, but not limited to, geopolitical conflicts, could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely affect our financial condition, results of operations and access to capital markets.

We cannot predict what further action may be taken with respect to tariffs or trade relations between the United States and other governments. The U.S. presidential administration has imposed tariffs on foreign imports into the United States and, in response, many foreign countries have implemented or increased tariffs on imports into their countries. We have taken actions to address the impact of these initial trade policies and will continue to monitor evolving trade negotiations to determine if additional measures are warranted, although these actions may not be successful. While we cannot predict the ultimate impact on our business and potential additional U.S. tariffs and retaliatory actions by other countries remain unknown, the impacts could adversely affect our financial condition, results of operations and access to capital markets.

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

As a growing global enterprise, the share of sales and profits we derive from our international operations and exports from the United States is significant. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. If international economies were to experience significant slowdowns, it could adversely affect our financial condition, results of operations and cash flows. There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations, including:

●	Political and economic uncertainty and social turmoil;
●	Corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, changes in tariffs and trade policies, data protection and privacy requirements, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Co-operation and Development Convention);
●	International terrorism and hostilities;
●	Changes in the global regulatory environment, including revised or new laws, regulations or standards relating to the Company, our products or the markets in which we operate; and
●	Significant fluctuations in relative currency values; in particular, an increase in the value of the U.S. dollar against foreign currencies could have an adverse effect on our profitability and financial condition, as well as the imposition of exchange controls, currency devaluations and hyperinflation.

The cyclical nature and maturity of the arc welding and cutting industry in developed markets may adversely affect our performance.

The arc welding and cutting industry is generally a mature industry in developed markets, such as North America and Western Europe, and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products and have an adverse effect on our revenues and results of operations.

Risks Related to Manufacturing and Operations

Economic, geopolitical and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, pandemics, labor disputes, trade policies, and natural disasters, could adversely affect our supply chain and distribution channels or result in loss of sales and customers.

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, pandemics, labor disputes, trade policies, and natural disasters, including events caused by climate change. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for our losses.

Availability of and volatility in energy costs or raw material prices may adversely affect our business.

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacturing of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions. They are also influenced by import duties and tariff actions, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, government trade practices and regulations and other factors.

Increases in the cost of raw materials and components, including as a result of tariffs, may adversely affect our profitability if we are unable to pass these cost increases along to our customers or reduce our cost of goods sold. Although most of the raw materials and components used in our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

We are subject to risks relating to our information systems and data that could have an adverse effect on our business strategy, results of operations and financial condition.

The conduct and management of our business relies extensively on information systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical information technology and other infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many companies, our information systems and those of third parties who provide products or services to us may be subject to cybersecurity threats and cybersecurity incidents. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may increase our cybersecurity risks and the cybersecurity risks of our third-party business partners. To date, no such cybersecurity incidents have had a material impact on our business or operations. However, cybersecurity threats, cybersecurity incidents or disruptions involving our systems or those of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce or maintain our information systems could interrupt our ability to manage and operate the business, impact data, and adversely affect our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation and recovery, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. The Company continues to invest in cybersecurity, including measures intended to maintain and enhance cybersecurity resilience, and the Company’s cybersecurity risks are regularly monitored by the Audit Committee of the Board. Nevertheless, due to the nature of cybersecurity threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cybersecurity threats and cybersecurity incidents. Any of these events could have an adverse effect on our business strategy, results of operations and financial condition.

We may be incorporating AI technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

The introduction of AI and machine-learning technologies, particularly generative AI, into internal processes, third-party services and/or new and existing offerings may result in new or expanded risks and liabilities due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine-learning technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

Risks Related to Human Capital Management

Our operations depend on maintaining a skilled workforce, and any interruption in our workforce could negatively impact our results of operations and financial condition.

Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Our future success will also depend on our ability to identify, attract and retain highly qualified managerial and technical (including research and development) personnel. Competition for these individuals is intense and compensation rates are increasing due to lower labor availability. Under these conditions, we may not succeed in identifying, attracting or retaining qualified personnel. With our strategy to continue expanding internationally into developing markets, we may encounter additional risks as certain developing economies lack a sufficiently trained labor pool.

Any interruption of our workforce, including rationalization efforts related to the integration of acquired businesses, interruptions due to unionization efforts, changes in labor relations or shortages of appropriately skilled individuals could impact our results of operations and financial condition.

Risks Related to Business Strategy

We may not be able to complete our acquisition or divestiture strategies, successfully integrate acquired businesses and, in certain cases, we may be required to retain liabilities for certain matters relating to divestitures.

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

Additionally, we may identify assets for strategic divestitures that would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such assets or complete announced divestitures, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the assets on terms and at prices acceptable to us.

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

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. Additionally, the emergence of AI-enabled robotic solutions has increased the competitive pressure on our automation business. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our revenue, results of operations and prospects could suffer.

Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, certain foreign integrated steel producers manufacture selected consumable arc welding products and robotic arm manufacturers compete in the automated welding and cutting space. In addition, in certain markets of the world, distributors manufacture and sell arc welding products. Our sales and results of operations, as well as our plans to expand in certain foreign countries, could be adversely affected by this increased competition.

We may incur additional restructuring charges as we continue to contemplate rationalization actions in an effort to optimize our cost structure, and, as a result, we may not achieve the anticipated savings and benefits of these actions.

We have previously initiated, and may initiate in the future, significant rationalization activities to align our business with market conditions and improve our overall competitiveness, including with respect to the integration of acquired businesses. These actions may reduce our profitability in the periods incurred and we will likely continue to incur charges, which may include but are not limited to asset impairments, employee severance costs, charges for pension and other post-retirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. For more information regarding rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 7 to the Company’s consolidated financial statements.

Risks Related to Legal, Compliance and Regulatory Matters

We are a co-defendant in litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

As of December 31, 2025, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,126 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers. Asbestos use in welding consumables in the United States ceased in 1981.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 57,272 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,023 were decided in favor of the Company following summary judgment motions.

The long-term impact of an asbestos loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and believe we have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal injury claims relating to exposure to asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience.

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

The occurrence of defects in or failures of our products, or the misuse of our products in specific applications, could cause termination of customer contracts, increased costs and losses to us, our customers and other end users. We cannot be assured that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend those claims. Further, we cannot be assured that our product liability insurance coverage will be adequate for any liabilities that we may ultimately incur or that product liability insurance will continue to be available on terms acceptable to us. Even if we are successful in defending such claims and product liability coverage is adequate, claims of this nature could cause customers to lose confidence in our products and the Company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

We may incur losses if we do not achieve contractual commitments, including project performance requirements or project schedules. Project performance can be affected by a number of factors, including, but not limited to, availability of materials, changes in the project scope of services, environmental conditions or labor disruptions. In addition, our backlog consists of the expected revenue from projects for which we have an executed contract or commitment with a customer. Project cancellations, scope adjustments, deferrals or changes in cost estimates may reduce the dollar amount of revenue and profits that we actually earn.

Changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

Our business is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowances of deferred tax assets or changes in tax laws. There can be no assurance that changes in tax laws or regulations, both within the United States and the various foreign jurisdictions in which we operate, such as the 15% global minimum tax under The Organization for Economic Co-operation and Development Pillar Two, Global Anti-Base Erosion Rules will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

The amount of income taxes paid by the Company, including its subsidiaries, is subject to ongoing audits by the U.S. federal, state and local tax authorities and by foreign tax authorities, as applicable. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments, which could have a material adverse effect on our results of operations.

Evolving international laws and enforcement relating to data privacy could adversely affect our operations.

Our business is also subject to complex and changing laws and regulations enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. Laws and regulations addressing personal information, including with respect to the European Union’s General Data Protection Regulation, U.S. state privacy laws, such as the California Consumer Privacy Act, and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with data protection or privacy-related legal obligations may result in governmental enforcement actions, regulatory intervention and sanctions or fines, investigating costs, consumer class actions or commercial litigation, or negative publicity, and could have an adverse effect on our operations and financial condition.

Our global operations are subject to increasingly complex environmental regulatory requirements.

We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change. Certain environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of or conditions caused by prior operators, predecessors or third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

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

As a provider of products to the U.S. government, we are subject to additional risks related to unusual performance conditions and enhanced compliance risks, which could have an adverse effect our results of operations and financial condition.

Our business with the U.S. government subjects us to unusual risks, including compliance with and changes in governmental acquisition regulations. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for our failure to perform, or other unsatisfactory performance under the applicable contract. We are subject to government investigations of our business practices and compliance with government acquisition regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, and we could be subject to fines or penalties associated with contract non-compliance or resulting from such investigations, which could have an adverse effect on our results of operations and financial condition.

We may be exposed to certain regulatory and financial risks related to climate change.

A number of governments and agencies in the United States and in foreign jurisdictions have proposed and may continue to introduce regulatory changes to address climate change, including regulations related to greenhouse gas emissions. We may be subject to additional regulations or restrictions in jurisdictions where we operate, including charges to fund additional energy-efficient activities, assessments or fees, and operational restrictions, such as reduced emission allowances. Compliance with climate change regulations and restrictions may result in additional costs, including increased production costs and taxes, which could adversely impact our financial condition. In addition, climate change regulations and related operating restrictions may unfavorably affect our competitive position with companies who may not be subject to equivalent requirements in their jurisdictions. In addition, negative publicity or public perception of climate change issues associated with us or our industry may cause reputational damage and financial harm to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management process is integrated into our ERM process as described in Item 1A. Risk Factors. Cybersecurity has been identified as a critical risk.

To identify, assess, and manage material cybersecurity risks, we regularly evaluate and take steps to enhance our cybersecurity protocols to protect against or mitigate cyber threats. We conduct third-party and internal assessments of our information technology environments, including system penetration testing, test our recovery and response processes, and we consider industry standards when developing our information security program. The Company has an information security training program, which calls for training all computer-based employees through various employee training modules relative to information security matters and phishing simulation events with employees to raise cybersecurity awareness.

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

Like many companies, our systems and those of our third party providers who provide us with services and products may be subject to cybersecurity threats and cybersecurity incidents, including those arising from the use of AI technologies. AI-driven tools, whether deployed internally or by third parties, can introduce new vulnerabilities such as adversarial attacks, data poisoning, or unintended behaviors in automated decision-making systems. To date, no such cybersecurity incidents have had or are reasonably likely to have a material impact on our Company, including its business strategy, results of operations or financial condition. However, if as a result of any future incidents our systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity incident, including those involving AI systems, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company maintains an insurance policy with respect to cybersecurity and has undergone several simulation, preparedness and response exercises. See “Risks Related to Manufacturing and Operations” in Item 1A. Risk Factors.

Governance

The Board oversees the management of our risks, including risks from cybersecurity threats, on an enterprise-wide basis, and the Lead Independent Director promotes our Board’s engagement in this process. The Board has delegated oversight of the risk assessment and mitigation process with respect to cybersecurity to the Audit Committee of the Board. The Audit Committee regularly monitors the Company’s cybersecurity risks and receives updates from the Chief Digital Information Officer (“CDIO”) at each meeting. In addition, the Audit Committee regularly reviews the overall effectiveness of the information technology security environment as part of quarterly updates provided by the CDIO. The CDIO reports to the full Board about cybersecurity on an annual basis.

Our CDIO has over 25 years of experience in the Information Technology (“IT”) and cybersecurity industry. The CDIO is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. On at least a quarterly basis, the CDIO chairs a meeting of the IT Governance Committee, which includes the executive management team. The purpose of this committee is to inform and make strategic decisions on IT-related matters, including the prevention, detection, mitigation and remediation of cybersecurity incidents. In addition, the CDIO regularly reviews key cybersecurity risk metrics and reporting designed to measure the effectiveness of related processes and procedures as part of quarterly updates to the Audit Committee. The CDIO utilizes this information in her reporting to the Board and Audit Committee of the Board.

ITEM 1D. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Steven B. Hedlund	59

Chairman of the Board since January 1, 2025; President and Chief Executive Officer since January 1, 2024; Executive Vice President, Chief Operating Officer from May 9, 2022 to December 31, 2023; Executive Vice President and President, Americas and International Welding from October 21, 2020 to May 9, 2022; Executive Vice President and President, International Welding from June 1, 2017 to October 21, 2020; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014.

Gabriel Bruno	58

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

Jennifer I. Ansberry	52

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Lisa A. Dietrich	53

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

Susan C. Edwards	63

Executive Vice President, Chief Human Resources Officer, since February 19, 2025; Senior Vice President, Chief Human Resources Officer, from April 8, 2024 to February 19, 2025. Global Vice President and Chief Human Resources Officer, Sealed Air Corporation (a global manufacturer of packaging solutions) from 2017 until 2022.

Gregory Doria	49

Executive Vice President, President, International, since February 18, 2026; Senior Vice President, President, International from May 1, 2025 to February 18, 2026; Senior Vice President, President, Harris Products Group and Asia Pacific Welding from January 1, 2024 to May 1, 2025; Senior Vice President, President, Harris Products Group from October 1, 2021 to December 31, 2023; Senior Vice President, Chief Operating Officer, Harris Products Group from April 21, 2021 to September 30, 2021; Vice President, Marketing from July 1, 2019 to April 20, 2021; Director, Global Industry Segments from March 1, 2017 to June 30, 2019; Regional Sales Manager, West Region from October 6, 2014 to February 28, 2017.

Kevin J. Whaley	53

Executive Vice President, President, Global Automation, since February 18, 2026; Senior Vice President, President, Global Automation from July 23, 2025 to February 18, 2026; Chief Strategy Officer, JR Automation Group (an industry leader in multi vertical automation solutions), from March 2025 to July 2025; Chief Operating Officer, JR Automation Group, from March 2021 to February 2025; Vice President, ESYS (Detroit) Division, JR Automation, from August 2019 to February 2021.

Michael J. Whitehead	52

Executive Vice President, President, Americans Welding, since February 18, 2026; Senior Vice President, President, Americas Welding, from February 5, 2025 to February 18, 2026; Senior Vice President, President, Global Automation, Cutting and Additive Businesses from January 1, 2019 to February 5, 2025; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he or she was elected as an officer. The executive officers are elected by the Board normally for a term of one year and/or until the election of their successors.

ITEM 2. PROPERTIES

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 250 acres, of which present manufacturing facilities comprise an area of approximately 3,092,666 square feet.

The Company has 71 manufacturing and automation system integration facilities, including operations and joint ventures across 20 countries, the significant locations (grouped by reportable segment) are as follows:

Americas Welding:
United States

Cleveland, Columbus, Coldwater, Fort Loramie, and Orrville, Ohio; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, and Plymouth, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Michigan City, Indiana.

Brazil	Atibaia; Guarulhos; Caxias do Sul.
Canada	Toronto; Mississauga; Hamilton; Montreal.
Colombia	Bogota.
Mexico	Mexico City; Torreon; Saltillo.
International Welding:
Australia	Gladstone; Newcastle; Perth.
Austria	Scheifling.
China	Tangshan; Shanghai; Beijing.
Denmark	Odense.
France	Parthenay.
Germany	Essen; Eisenberg; Saarbrücken.
India	Chennai; Pune.
Italy	Corsalone.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
South Korea	Siheung-si.
Spain	Valencia; Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina; Gordonsville, and Carthage, Tennessee.
Brazil	Maua.
Italy	Rivoli Veronese.
Mexico	Guadalupe.
Poland	Dzierzoniow.
Portugal	Albergaria-a-Velha.

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

As of December 31, 2025, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,126 plaintiffs, which is a net decrease of 107 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,272 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,023 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at January 31, 2026 was 2,081.

Issuer purchases of equity securities for the fourth quarter 2025 were:

				Shares	Maximum Number
				Purchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans
Period	Purchased		Paid Per Share	Programs	or Programs (2)
October 1 - 31, 2025	79,732	(1)	$ 237.44	77,458	5,230,495
November 1 - 30, 2025	20,299	(1)	229.13	20,293	5,210,202
December 1 - 31, 2025	117,121	(1)	237.46	113,571	5,096,631
Total	217,152		236.67	211,322

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase program were 4.9 million shares at a total cost of $912.1 million for a weighted average cost of $186.01 per share through December 31, 2025.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2021 and ending December 31, 2025. This graph assumes that $100 was invested on December 31, 2020 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$250
$200
$150
$100
$50
$0

	2020	2021	2022	2023	2024	2025
The Company	100	122	128	196	171	222
S&P 500	100	129	105	133	166	196
S&P 400	100	125	108	126	144	155

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

General

The Company is a high-performance industrial machinery and technology leader who helps customers manufacture and maintain vital equipment and infrastructure. The Company’s innovative solutions enable higher quality and productivity across a variety of processes including welding, cutting, brazing, machining, process automation, and field repair.

The Company’s products include arc welding equipment, filler metals (welding, brazing and soldering consumables), cutting systems (laser, plasma and oxyfuel), wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software, and education solutions; as well as a comprehensive portfolio of automated solutions and system integration services for joining, cutting, material handling, module assembly, and end of line testing. Services include additive manufacturing, precision fabrication, wear services, upfitting, and training.

Solutions range in technology and features from basic units used for personal, maintenance and light manufacturing use to highly sophisticated robotic solutions for complex fabrication and production activities.

The Company invests in the research and development of its solutions in order to continue its market leading product offering and improve the quality, productivity and sustainability of its solutions. In addition, the Company actively protects its innovations with patents and trade secrets globally. The Company believes its significant investment in research and development, its highly trained technical sales force and its extensive distributor network provide a competitive advantage in the marketplace.

The Company’s products are sold globally through industrial distributors, direct to end users, retailers and wholesalers.

The Company’s major end-user markets include:

●	general fabrication,
●	energy (oil and gas, power generation and process industries),
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	construction and infrastructure.

The Company has, through wholly owned subsidiaries, manufacturing and automation facilities located in the United States, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, France, Germany, India, Italy, Mexico, Poland, Portugal, Romania, South Korea, Spain, Turkey and the United Kingdom.

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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 49 facilities worldwide.

The Company ensures compliance and the continuous improvement of the environmental performance of its products and operations through its global EHS&Q systems. The Company’s systems are guided by Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainable operations through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2025 and 2024. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2024 and 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 25, 2025.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2025		2024		2025 vs. 2024
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$4,233,003		$4,008,670		$224,333	5.6%
Cost of goods sold	2,698,751		2,535,758		(162,993)	(6.4)%
Gross profit	1,534,252	36.2%	1,472,912	36.7%	61,340	4.2%
Selling, general & administrative expenses	797,994	18.9%	780,590	19.5%	(17,404)	(2.2)%
Rationalization and asset impairment net charges	18,199	0.4%	55,860	1.4%	37,661	67.4%
Operating income	718,059	17.0%	636,462	15.9%	81,597	12.8%
Interest expense, net	51,561		42,786		(8,775)	(20.5)%
Other income	8,952		473		8,479	1,792.6%
Income before income taxes	675,450	16.0%	594,149	14.8%	81,301	13.7%
Income taxes	154,917		128,041		(26,876)	(21.0)%
Effective tax rate	22.9%		21.6%		(1.3)%
Net income	$520,533	12.3%	$466,108	11.6%	$54,425	11.7%
Diluted earnings per share	$9.32		$8.15		$1.17	14.4%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the year ended December 31, 2025 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume	Price	Acquisitions	Exchange	2025
Lincoln Electric Holdings, Inc.	$4,008,670	$(147,682)	$246,540	$106,478	$18,997	$4,233,003
% Change
Lincoln Electric Holdings, Inc.		(3.7)%	6.2%	2.7%	0.4%	5.6%

Net sales increased for the year ended December 31, 2025 primarily due to an increase in organic sales and a benefit from acquisitions. The increase in organic sales is driven by an increase in pricing primarily due to higher input costs, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of sales decreased 0.5% for 2025 as compared to 2024 driven by lower volumes partially offset by effective cost management. The year ended December 31, 2025 includes a last-in, first-out (“LIFO”) charge of $17,956, which is primarily due to rising input costs. This compares with a LIFO benefit of $9,313 in 2024.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased in 2025 as compared to 2024 primarily due to acquisitions. SG&A expenses as a percentage of sales decreased primarily due to effective cost management.

Rationalization and Asset Impairment Net Charges:

Charges in 2025 and 2024 relate to rationalization plans within all three reportable segments. Charges in 2024 include the impact of the Company’s disposition of its Russian entity. Refer to Note 7 to the consolidated financial statements for further information on the Company’s rationalization plans.

Operating Income:

Operating income as a percentage of sales was 17.0% in 2025 as compared to 15.9% in 2024. Excluding special items, Operating income as a percentage of sales was 17.6% for both 2025 and 2024. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Other Income:

Other income for 2025 primarily relates to the non-recurring items such as equity income and other non-operating gains.

Income Taxes:

The effective tax rate was higher in 2025 as compared to 2024 primarily driven by the impact of the One Big Beautiful Bill Act (“OBBBA”), partially offset by the mix of earnings and timing of discrete tax items. Refer to Note 13 to the consolidated financial statements for further details.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the year ended December 31, 2025:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2024	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2025
Operating Segments
Americas Welding	$2,564,847	$(107,480)	$184,483	$86,361	$(4,650)	$2,723,561
International Welding	933,722	(47,629)	3,062	20,117	21,593	930,865
The Harris Products Group	510,101	7,427	58,995	—	2,054	578,577

% Change
Americas Welding		(4.2)%	7.2%	3.4%	(0.2)%	6.2%
International Welding		(5.1)%	0.3%	2.2%	2.3%	(0.3)%
The Harris Products Group		1.5%	11.6%	—	0.3%	13.4%

(1)	Decrease in Americas Welding and International Welding due to lower capital spending impacting equipment and automation, as well as weakened industrial demand trends in portions of International Welding. Increase in The Harris Products Group due to the expanded market presence in the retail channel.
(2)	Increase in all segments due to price actions taken in response to higher input costs.
(3)	Increase for Americas Welding and International Welding due to the acquisitions discussed in Note 4 to the consolidated financial statements.
(4)	Increase for International Welding relates to the weaker U.S. dollar.

Adjusted Earnings Before Interest and Income Taxes (“Adjusted EBIT”):

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. Adjusted EBIT is defined as Operating income plus Other income, adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following table presents Adjusted EBIT by segment:

			Favorable
			(Unfavorable)
	December 31,		2025 vs. 2024
	2025	2024	$	%
Americas Welding:
Net sales	$2,723,561	$2,564,847	$158,714	6.2%
Inter-segment sales	128,922	135,758	(6,836)	(5.0)%
Total Sales	$2,852,483	$2,700,605	$151,878	5.6%
Adjusted EBIT (1)(4)	$534,839	$530,188	$4,651	0.9%
As a percent of total sales (1)	18.7%	19.6%		(0.9)%
International Welding:
Net sales	$930,865	$933,722	$(2,857)	(0.3)%
Inter-segment sales	30,160	35,861	(5,701)	(15.9)%
Total Sales	$961,025	$969,583	$(8,558)	(0.9)%
Adjusted EBIT (2)(5)	$110,585	$106,117	$4,468	4.2%
As a percent of total sales (2)	11.5%	10.9%		0.6%
The Harris Products Group:
Net sales	$578,577	$510,101	$68,476	13.4%
Inter-segment sales	15,084	12,321	2,763	22.4%
Total Sales	$593,661	$522,422	$71,239	13.6%
Adjusted EBIT (3)(6)	$107,608	$88,328	$19,280	21.8%
As a percent of total sales (3)	18.1%	16.9%		1.2%
Corporate / Eliminations:
Inter-segment sales	$(174,166)	$(183,940)	$(9,774)	(5.3)%
Adjusted EBIT (7)	(400)	(11,028)	10,628	96.4%
Consolidated:
Net sales	$4,233,003	$4,008,670	$224,333	5.6%
Net income	$520,533	$466,108	$54,425	11.7%
As a percent of Net sales	12.3%	11.6%		0.7%
Adjusted EBIT (8)	$752,632	$713,605	$39,027	5.5%
As a percent of Net sales	17.8%	17.8%		0.0%

(1)	Adjusted EBIT increased for 2025 as compared to 2024 primarily driven by the favorable net impact of organic sales and acquisitions, partially offset by unfavorable impact of product mix; Adjusted EBIT as a percent of sales decreased for the same period due to the unfavorable impact of lower volumes, product mix and acquisitions.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for 2025 as compared to 2024 primarily as a result of acquisitions and effective cost management, partially offset by the unfavorable impact of lower volumes.
(3)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for 2025 as compared to 2024 primarily as a result of higher organic sales and effective cost management.

(4)	2025 primarily excludes Rationalization and asset impairment net charges of $9,838 and pension settlement charges of $647. 2024 primarily excludes Rationalization and asset impairment net charges of $18,840 and amortization of the step up in value of acquired inventories of $4,776 and pension settlement charges of $4,205.
(5)	2025 primarily excludes Rationalization and asset impairment net charges of $7,293, the amortization of the step up in value of acquired inventories of $3,739 and pension settlement charges of $72. 2024 primarily excludes Rationalization and asset impairment net charges of $32,960 primarily due to restructuring activities, including the impact of the Company’s disposition of its Russian entity, a loss on asset disposal of $4,950, amortization of the step up in value of acquired inventories of $250 and pension settlement gain of $413.
(6)	2025 excludes Rationalization and asset impairment net charges of $1,068. 2024 excludes Rationalization and asset impairment net charges of $3,955.
(7)	2025 excludes acquisition transaction costs of $2,401 as discussed in Note 4. 2024 excludes acquisition transaction costs of $7,042.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Adjusted return on invested capital (“Adjusted ROIC”), Adjusted net operating profit after taxes, Free cash flow, Cash conversion and Organic sales, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF"), defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion, defined as FCF divided by Adjusted net income; Organic sales, reflects changes in volumes and prices, and excludes the effects of foreign currency and acquisitions.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2025	2024
Operating income as reported	$718,059	$636,462
Special items (pre-tax):
Rationalization and asset impairment net charges (1)	18,199	55,860
Acquisition transaction costs (2)	2,739	7,042
Amortization of step up in value of acquired inventories (3)	3,964	5,026
Adjusted operating income	$742,961	$704,390
As a percentage of net sales	17.6%	17.6%

Net income as reported	$520,533	$466,108
Special items:
Rationalization and asset impairment net charges (1)	18,199	55,860
Acquisition transaction costs (2)	2,739	7,042
Amortization of step up in value of acquired inventories (3)	3,964	5,026
Pension settlement net charges (4)	719	3,792
Loss on asset disposal (5)	—	4,950
Tax effect of Special items (6) (7)	5,177	(11,513)
Adjusted net income	551,331	531,265
Interest expense, net	51,561	42,786
Income taxes as reported	154,917	128,041
Tax effect of Special items (6) (7)	(5,177)	11,513
Adjusted EBIT	$752,632	$713,605

Effective tax rate as reported	22.9%	21.6%
Net special item tax impact (7)	(1.5)%	(0.8)%
Adjusted effective tax rate	21.4%	20.8%

Diluted earnings per share as reported	$9.32	$8.15
Special items per share	0.55	1.14
Adjusted diluted earnings per share	$9.87	$9.29

(1)	2025 and 2024 net charges primarily relate to rationalization plans within all three segments. Charges in 2024 include the impact of the Company’s disposition of its Russian entity.
(2)	Transaction costs related to acquisitions which are included in Selling, general & administrative expenses.
(3)	Costs related to acquisitions which are included in Cost of goods sold.
(4)	Pension settlement net charges are included in Other income. 2024 net charges are primarily due to the final settlement associated with the termination of a pension plan. Refer to Note 11 to the consolidated financial statements for further discussion.
(5)	Loss on asset disposal included in Other income.
(6)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.
(7)	During 2025, the Company recognized tax expense of approximately $11,700, reflecting the cumulative impact of the OBBBA provisions. Refer to Note 13 to the consolidated financial statements for further details.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of December 31, 2025, the Company had $308,789 of cash and cash equivalents on hand and $143,780 of outstanding borrowings under its $1,026,854 revolving credit facilities.

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

The Company continues to expand globally and periodically consider acquisitions that would involve significant investments. The Company can fund its global expansion plans with operational cash flow, but a significant acquisition may require access to capital markets, particularly the long-term debt market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the United States, and then lends funds to the specific subsidiary needing or requiring funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.

Cash Flow

The following table reflects changes in key cash flow measures:

	Year Ended December 31,		$ Change
	2025	2024	2025 vs. 2024
Cash provided by operating activities (1)	$661,173	$598,977	$62,196
Cash used by investing activities	(257,326)	(361,231)	103,905
Capital expenditures	(126,974)	(116,603)	(10,371)
Acquisition of businesses, net of cash acquired	(137,530)	(252,746)	115,216
Cash used by financing activities (2)	(461,887)	(244,640)	(217,247)
Proceeds from (payments on) short-term borrowings	133,252	8,449	124,803
Proceeds from long-term borrowings	—	550,000	(550,000)
Payments on long-term borrowings	(100,169)	(400,677)	300,508
Purchase of shares for treasury	(338,308)	(263,751)	(74,557)
Cash dividends paid to shareholders	(168,240)	(162,143)	(6,097)
(Decrease) increase in Cash and cash equivalents	(68,473)	(16,525)	(51,948)

(1)	Cash provided by operating activities increased in 2025 as compared to 2024 primarily due to the net favorable impacts of the election of provisions from the OBBBA, partially offset by unfavorable working capital.
(2)	Cash used by financing activities increased in 2025 as compared to 2024 primarily due to the increase in purchases of shares for treasury and proceeds from long-term borrowings in the prior year.

As of December 31, 2025, the Company had cash of $308,789, of which $294,130 was held by international subsidiaries.

The Company paid $168,240 and $162,143 in cash dividends to its shareholders during 2025 and 2024, respectively. In January 2026, the Company paid a cash dividend of $0.79 per share, or $43,328, to shareholders of record on December 31, 2025, which reflects a 5.3% increase in the Company’s dividend payout rate.

The Company currently anticipates capital expenditures of $110,000 to $130,000 in 2026. Anticipated capital expenditures include investments to increase capacity, improve operational effectiveness and for general maintenance. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, support sales growth or improve the overall safety and environmental conditions of the Company’s facilities.

Revolving Credit Agreements

The Company has a $1 billion revolving credit facility which matures on June 20, 2029. As of December 31, 2025, the Company had $858,000 of availability under the revolving credit facility. Additionally, the Company has other lines of credit with total availability of $25,074 as of December 31, 2025. Refer to Note 9 to the consolidated financial statements for further information on our revolving credit agreements.

Working Capital Ratios

	2025	2024
Average operating working capital to Net sales (1) (2)	17.9%	16.9%
Days sales in Inventories (1) (2)	116.4	106.0
Days sales in Accounts receivable	49.4	46.9
Average days in Trade accounts payable	53.4	45.8

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	Due to the strategic increase of inventory to serve customers, the Company had higher inventories relative to expected Net sales resulting in higher Days sales in Inventories and Average operating working capital to Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of December 31, 2025, there were 5.1 million shares available under the authorization. The Company is not obligated to make any repurchases.

Contractual Obligations

Debt

As of December 31, 2025, the total amount of debt outstanding was $1,294,008, which includes $143,780 in short-term debt. Refer to Note 9 to the consolidated financial statements for further information on our debt and interest.

Lease Obligations

As of December 31, 2025, the Company’s total future minimum lease payments were $59,773, which includes $15,232 in short-term lease obligations. Refer to Note 17 to the consolidated financial statements for further information on our lease obligations.

Purchase Commitments

Purchase commitments include contractual obligations for raw materials and services. As of December 31, 2025, the Company had total purchase commitments of $76,500, which includes $76,348 in current liabilities.

Other Material Obligations

As of December 31, 2025, there was a total liability of $24,456 for deferred compensation, which includes $894 in Other current liabilities.

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

Return on Invested Capital

The Company reviews return on invested capital ("ROIC") in assessing and evaluating the Company’s underlying operating performance. Adjusted ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. Adjusted ROIC is defined as rolling 12 months of Adjusted net income excluding tax-effected interest income and expense divided by invested capital. Invested capital is defined as total debt, which includes Amounts due to banks, Current portion of long-term debt and Long-term debt, less current portions, plus Total equity.

The following table presents the reconciliation of ROIC and Adjusted ROIC to net income:

Return on Invested Capital	2025	2024
Net income as reported	$520,533	$466,108
Plus: Interest expense (after-tax)	43,762	39,665
Less: Interest income (after-tax)	5,118	7,593
Net operating profit after taxes	559,177	498,180
Special items:
Rationalization and asset impairment net charges	18,199	55,860
Acquisition transaction costs	2,739	7,042
Pension settlement net charges	719	3,792
Amortization of step up in value of acquired inventories	3,964	5,026
Loss on asset disposal	—	4,950
Tax effect of Special items (1)	5,177	(11,513)
Adjusted net operating profit after taxes	$589,975	$563,337

Invested Capital
Short-term debt	$143,780	$110,524
Long-term debt, less current portion	1,150,228	1,150,551
Total debt	1,294,008	1,261,075
Total equity	1,469,794	1,327,433
Invested capital	$2,763,802	$2,588,508

Return on invested capital as reported	20.2%	19.2%
Adjusted return on invested capital	21.3%	21.8%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including the cumulative impact of the OBBBA provisions. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rate reflects the taxable jurisdiction and nature of each Special item.

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

Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2025. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

At December 31, 2025, the Company had approximately $116,893 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2025, a valuation allowance of $4,802 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 38% and 35% of total inventories at December 31, 2025 and 2024, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $138,589 and $120,633 at December 31, 2025 and 2024, respectively.

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

The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is only required if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The Company may also perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions, changes to the reporting unit or the passage of time warrants a refresh of the baseline used in a qualitative test. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2025. The derivative, borrowing and investment arrangements in effect at December 31, 2025 were compared to the hypothetical foreign exchange rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2025, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2025 was $88,555. At December 31, 2025, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $77.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2025 was $370,668. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $2,779 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements. The Company also has a foreign currency forward contract hedge designated as a net investment hedge with a notional dollar amount of $337,659 at December 31, 2025. At December 31, 2025, any loss (or gain) resulting from the hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $27,652.

The fair value of the Company’s cash and cash equivalents at December 31, 2025 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

During 2025, the Company completed the acquisition of Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”). The Company is currently integrating Alloy Steel into its operations, compliance programs and internal control processes. As permitted by guidance issued by the SEC, the Company has excluded Alloy Steel from management's evaluation of internal controls over financial reporting as of December 31, 2025. Alloy Steel constituted approximately 4% of the Company’s total assets (inclusive of acquired intangible assets and goodwill) as of December 31, 2025 and 0.4% of the Company’s net sales for the fiscal year ended December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2026 Proxy Statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2025.

Except for the information set forth within Part I, Item 1D section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following reports and consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023

Consolidated Balance Sheets – December 31, 2025 and 2024

Consolidated Statements of Equity – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC.

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

10.12*

The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2025 (filed as Exhibit 10.12 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2024, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.15*

Lincoln Electric Holdings, Inc. Executive Severance Plan (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 20, 2025, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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
10.24*

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

10.30*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2025, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

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

10.36*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2025, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.37*

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

10.41*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2025, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

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

19

Lincoln Electric Holdings, Inc. Securities Trading Policy for Covered Persons (Effective July 17, 2024) (filed as Exhibit 19 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2024, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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
February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven B. Hedlund	/s/ Gabriel Bruno
Steven B. Hedlund,	Gabriel Bruno,
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 25, 2026	(principal financial and accounting officer)
February 25, 2026

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Brian D. Chambers, Director	Curtis E. Espeland, Director
February 25, 2026	February 25, 2026

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
N. Joy Falotico, Director	Bonnie J. Fetch, Director
February 25, 2026	February 25, 2026

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Patrick P. Goris, Director	Michael F. Hilton, Director
February 25, 2026	February 25, 2026

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Marc A. Howze, Director	Kathryn Jo Lincoln, Director
February 25, 2026	February 25, 2026

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Phillip J. Mason, Director	Ben P. Patel, Director
February 25, 2026	February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Goodwill impairment evaluation – Reporting unit subject to quantitative assessment
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, at December 31, 2025, the Company’s total goodwill was $887 million. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment in the fourth quarter using the same date each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform a quantitative goodwill impairment test. The quantitative test is only required if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The Company may perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions, changes to the reporting unit or the passage of time warrants a refresh of the baseline used in a qualitative test. The Company elected to perform a quantitative assessment for certain reporting units during the fourth quarter of 2025. The Company determined that the fair value of the reporting units were in excess of their carrying values.

Auditing the annual goodwill impairment test for a certain reporting unit under the quantitative assessment was complex due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to the weighted average cost of capital. Elements of the weighted average cost of capital are forward-looking and could be affected by future economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation, including controls over the significant assumption mentioned above.

To test the estimated fair value used in the Company’s annual goodwill impairment test for the reporting unit, our audit procedures included, among others, assessing the valuation methodology, testing the weighted average cost of capital, and performing sensitivity analyses of underlying assumptions to evaluate their responsiveness to changes for significance. We identified the weighted average cost of capital as a significant assumption. We involved valuation specialists to assist with our evaluation of the methodology applied and the reasonableness of the weighted average cost of capital. Specifically, we evaluated the components of the weighted average cost of capital assumptions used by performing an independent corroborative analysis with involvement of valuation specialists.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.

Cleveland, OH
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”) which is included in the 2025 consolidated financial statements of the Company and constituted approximately 4% of total assets as of December 31, 2025 and 0.4% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alloy Steel.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2026

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales (Note 2)	$4,233,003	$4,008,670	$4,191,636
Cost of goods sold	2,698,751	2,535,758	2,726,191
Gross profit	1,534,252	1,472,912	1,465,445
Selling, general & administrative expenses	797,994	780,590	758,910
Rationalization and asset impairment net charges (Note 7)	18,199	55,860	(11,314)
Operating income	718,059	636,462	717,849
Interest expense, net	51,561	42,786	44,371
Other income (Note 12)	8,952	473	13,388
Income before income taxes	675,450	594,149	686,866
Income taxes (Note 13)	154,917	128,041	141,618
Net income	$520,533	$466,108	$545,248

Basic earnings per share (Note 3)	$9.39	$8.23	$9.50
Diluted earnings per share (Note 3)	$9.32	$8.15	$9.37
Cash dividends declared per share	$3.04	$2.88	$2.63

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$520,533	$466,108	$545,248
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges	432	719	2,627
Defined benefit pension plan activity	(14)	948	(215)
Currency translation adjustment	93,786	(71,955)	43,139
Other comprehensive income (loss):	94,204	(70,288)	45,551
Comprehensive income	$614,737	$395,820	$590,799

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$308,789	$377,262
Accounts receivable (less allowance for doubtful accounts of $11,326 in 2025; $12,674 in 2024)	538,791	481,979
Inventories (Note 16)	633,364	544,037
Other current assets	258,568	242,003
Total Current Assets	1,739,512	1,645,281
Property, plant and equipment (Note 1)	702,762	619,181
Intangibles, net (Note 5)	250,424	221,005
Goodwill (Note 5)	886,686	804,927
Deferred income taxes (Note 13)	47,077	77,611
Other assets	151,116	152,137
TOTAL ASSETS	$3,777,577	$3,520,142
LIABILITIES AND EQUITY
Current Liabilities
Amounts due to banks (Note 9)	$143,780	$10,520
Trade accounts payable	364,934	296,590
Accrued employee compensation and benefits	116,158	104,374
Dividends payable	43,328	42,158
Other current liabilities	288,491	325,156
Current portion of long-term debt (Note 9)	—	100,004
Total Current Liabilities	956,691	878,802
Long-term debt, less current portion (Note 9)	1,150,228	1,150,551
Deferred income taxes (Note 13)	52,104	10,464
Other liabilities	148,760	152,892
Total Liabilities	2,307,783	2,192,709
Shareholders' Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 240,000,000 shares; issued - 98,581,434 shares in 2025 and 2024; outstanding - 54,845,950 shares in 2025 and 56,211,219 shares in 2024	9,858	9,858
Additional paid-in capital	601,566	566,740
Retained earnings	4,342,080	3,993,016
Accumulated other comprehensive loss (Note 8)	(205,931)	(300,135)
Treasury shares, at cost - 43,735,484 shares in 2025 and 42,370,215 shares in 2024	(3,277,779)	(2,942,046)
Total Equity	1,469,794	1,327,433
TOTAL LIABILITIES AND TOTAL EQUITY	$3,777,577	$3,520,142

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2022	57,624	$9,858	$481,857	$3,306,500	$(275,398)	$(2,488,776)	$1,034,041
Net income				545,248			545,248
Defined benefit pension plan activity, net of tax					(215)		(215)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,627		2,627
Currency translation adjustment					43,139		43,139
Cash dividends declared – $2.63 per share				(151,513)			(151,513)
Stock-based compensation activity	451		43,609			4,987	48,596
Purchase of shares for treasury	(1,098)					(198,765)	(198,765)
Other			(2,109)	(12,197)			(14,306)
Balance at December 31, 2023	56,977	9,858	523,357	3,688,038	(229,847)	(2,682,554)	1,308,852
Net income				466,108			466,108
Defined benefit pension plan activity, net of tax					948		948
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					719		719
Currency translation adjustment					(71,955)		(71,955)
Cash dividends declared – $2.88 per share				(163,875)			(163,875)
Stock-based compensation activity	463		47,197			4,259	51,456
Purchase of shares for treasury	(1,229)					(263,751)	(263,751)
Other			(3,814)	2,745			(1,069)
Balance at December 31, 2024	56,211	9,858	566,740	3,993,016	(300,135)	(2,942,046)	1,327,433
Net income				520,533			520,533
Defined benefit pension plan activity, net of tax					(14)		(14)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					432		432
Currency translation adjustment					93,786		93,786
Cash dividends declared – $3.04 per share				(168,135)			(168,135)
Stock-based compensation activity	268		29,351			2,575	31,926
Purchase of shares for treasury	(1,633)					(338,308)	(338,308)
Other			5,475	(3,334)			2,141
Balance at December 31, 2025	54,846	$9,858	$601,566	$4,342,080	$(205,931)	$(3,277,779)	$1,469,794

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$520,533	$466,108	$545,248
Adjustments to reconcile Net income to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 7)	1,141	20,887	4,779
Depreciation and amortization	98,546	88,238	86,670
Gain on sale of property	—	—	(36,187)
Deferred income taxes (Note 13)	82,744	(40,328)	(20,926)
Stock-based compensation	20,348	24,052	26,231
Pension settlement net charges	719	3,792	—
Other, net	2,655	(6,780)	(17,464)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(26,433)	52,829	14,980
(Increase) decrease in inventories	(47,783)	25,355	122,094
Increase in other current assets	(10,568)	(41,558)	(35,608)
Increase (decrease) in trade accounts payable	56,257	(27,189)	(32,028)
(Decrease) increase in other current liabilities	(26,090)	32,703	10,056
Net change in other assets and liabilities	(10,896)	868	(303)
NET CASH PROVIDED BY OPERATING ACTIVITIES	661,173	598,977	667,542
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(126,974)	(116,603)	(90,987)
Acquisition of businesses, net of cash acquired (Note 4)	(137,530)	(252,746)	(32,685)
Proceeds from sale of property, plant and equipment	7,178	7,798	49,494
Other investing activities	—	320	(551)
NET CASH USED BY INVESTING ACTIVITIES	(257,326)	(361,231)	(74,729)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) on short-term borrowings	133,252	8,449	(79,873)
Proceeds from long-term borrowings	—	550,000	—
Payments on long-term borrowings	(100,169)	(400,677)	(8,109)
Proceeds from exercise of stock options	11,578	27,404	22,365
Purchase of shares for treasury	(338,308)	(263,751)	(198,765)
Cash dividends paid to shareholders	(168,240)	(162,143)	(148,010)
Other financing activities	—	(3,922)	—
NET CASH USED BY FINANCING ACTIVITIES	(461,887)	(244,640)	(412,392)
Effect of exchange rate changes on Cash and cash equivalents	(10,433)	(9,631)	16,216
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,473)	(16,525)	196,637

Cash and cash equivalents at beginning of period	377,262	393,787	197,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$308,789	$377,262	$393,787

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

General Information

The Company is a high-performance industrial machinery and technology leader who helps customers manufacture and maintain vital equipment and infrastructure. The Company’s innovative solutions enable higher quality and productivity across a variety of processes including welding, cutting, brazing, machining, process automation, and field repair.

The Company’s products include arc welding equipment, filler metals (welding, brazing and soldering consumables), cutting systems (laser, plasma and oxyfuel), wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software, and education solutions; as well as a comprehensive portfolio of automated solutions and system integration services for joining, cutting, material handling, module assembly, and end of line testing. Services include additive manufacturing, precision fabrication, wear services, upfitting, and training.

Solutions range in technology and features from basic units used for personal, maintenance and light manufacturing use to highly sophisticated robotic solutions for complex fabrication and production activities.

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of Total equity.

The translation of assets and liabilities originally denominated in foreign currencies into U.S. dollars is for consolidation purposes and does not necessarily indicate that the Company could realize or settle the reported value of those assets and liabilities in U.S. dollars. Additionally, such a translation does not necessarily indicate that the Company could return or distribute the reported U.S. dollar value of the net equity of its foreign operations to shareholders.

Foreign currency transaction net (gains) losses are included in Selling, general & administrative expenses and were ($4,638), ($1,406) and $1,744 in 2025, 2024 and 2023, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. At December 31, 2025 and 2024, approximately 38% and 35% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 16 for additional details.

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2025	2024
Land	$66,036	$64,016
Buildings	499,506	445,319
Machinery and equipment	1,080,026	975,480
	1,645,568	1,484,815
Less accumulated depreciation	942,806	865,634
Total	$702,762	$619,181

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

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is only required if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The Company may also perform a quantitative test in instances where the more-likely-than-not threshold has not been met, including when general macroeconomic conditions, changes to the reporting unit or the passage of time warrants a refresh of the baseline used in a qualitative test. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. Refer to Note 10 for additional details.

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

Refer to Note 14 for additional details.

Research and Development

Research and development costs are charged to Selling, general and administrative expenses as incurred and totaled $85,550, $81,821 and $71,235 in 2025, 2024 and 2023, respectively.

Bonus

The Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of medical costs, are included in Selling, general and administrative expenses. Bonus costs were $180,708, $166,554 and $192,498 in 2025, 2024 and 2023, respectively.

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the pre-

acquisition carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 for additional details.

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

The following ASU was adopted as of January 1, 2025 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2023-09, Income Taxes (Topic 740), issued December 2023.

Requires disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional information about income taxes paid, and disclosure of disaggregated income tax information. The amendments are effective January 1, 2025. Refer to Note 13 for the disclosure impacts.

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard		Description
ASU No. 2025-09, Derivatives and Hedging, issued November 2025

Updates hedge accounting guidance to better align with financial reporting with risk management activities. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted.

ASU No. 2025-06, Goodwill and Other – Internal-Use Software, issued September 2025

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2025	2024	2023
Consumables	$2,283,101	$2,088,721	$2,212,314
Equipment	1,079,603	1,008,524	1,038,290
Automation	870,299	911,425	941,032
Net sales	$4,233,003	$4,008,670	$4,191,636

Consumable sales consist of welding, brazing and soldering filler metals. Equipment sales consist of arc welding equipment, laser, plasma and oxyfuel cutting systems, wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software and education solutions. Automation sales consist of a comprehensive portfolio of solutions for joining, cutting, material handling, module assembly, and end of line testing. Consumable and Equipment products are sold within each of the Company’s operating segments. Automation products are sold within the Company’s Americas Welding and International Welding operating segments.

Within the Automation product line, there are certain customer contracts that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. Approximately 10% of the Company’s Net sales are recognized over time.

At December 31, 2025, the Company recorded $49,451 related to advance customer payments and $62,778 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2024, the balances related to advance customer payments and billings in excess of revenue recognized were $63,473 and $57,960, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2025 and 2024, $78,211 and $81,781, respectively, related to these contract assets which are included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$520,533	$466,108	$545,248
Denominator (shares in 000's):
Basic weighted average shares outstanding	55,410	56,639	57,364
Effect of dilutive securities - Stock options and awards	465	555	857
Diluted weighted average shares outstanding	55,875	57,194	58,221
Basic earnings per share	$9.39	$8.23	$9.50
Diluted earnings per share	$9.32	$8.15	$9.37

For the years ended December 31, 2025, 2024 and 2023, common shares subject to equity-based awards of 19,194, 20,495 and 69,901, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

On April 1, 2025, the Company acquired a 35% ownership interest in Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions headquartered in Perth, Australia. On August 1, 2025, the Company acquired the remaining 65% ownership interest in Alloy Steel. In total, the Company acquired 100% ownership of Alloy Steel for a total purchase price of $131,427, net of cash acquired and certain debt-like items. In 2024, Alloy Steel generated sales of approximately $48,000 (unaudited). Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recognized acquisition costs of $2,739, $7,042 and $0 respectively, which are included in Selling, general and administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2025 and 2024 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2023	$497,600	153,479	43,373	694,452
Additions and adjustments (1)	101,657	33,427	—	135,084
Foreign currency translation	(13,443)	(10,644)	(522)	(24,609)
Balance as of December 31, 2024	585,814	176,262	42,851	804,927
Additions and adjustments (2)	(662)	57,575	—	56,913
Foreign currency translation	8,048	16,220	578	24,846
Balance as of December 31, 2025	$593,200	$250,057	$43,429	$886,686

(1)	Additions to Americas Welding reflect goodwill recognized in the acquisitions of Vanair and RedViking. Additions to International Welding reflect goodwill recognized in the acquisition of Inrotech.
(2)	Decreases to Americas Welding reflects Vanair and RedViking purchase accounting adjustments. Additions to International Welding reflect goodwill recognized in the acquisition of Alloy Steel.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2025		December 31, 2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$16,311		$16,208
Intangible assets subject to amortization
Trademarks and trade names	$109,798	$57,807	$106,512	$55,078
Customer relationships	217,968	115,783	192,196	106,719
Technology and know-how	102,495	36,483	82,019	29,478
Patents	24,173	16,820	23,901	16,008
Other	44,260	37,688	42,315	34,863
Total intangible assets subject to amortization	$498,694	$264,581	$446,943	$242,146

During 2025, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average useful-life as follows:

	Year Ended December 31, 2025
	Purchase Price	Weighted
	Allocation	Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	$7,407	15
Customer relationships	25,491	14
Technology and know-how	19,685	20
Other	1,295	5
Total acquired intangible assets subject to amortization	$53,878

Aggregate amortization expense was $29,717, $27,075 and $25,983 for 2025, 2024 and 2023, respectively. At December 31, 2025, the Company’s estimated annual amortization expense for intangible assets for each of the next five years is $33,696 in 2026, $31,456 in 2027, $30,143 in 2028, $25,961 in 2029 and $22,034 in 2030.

NOTE 6 – SEGMENT INFORMATION

The Company is a high-performance industrial machinery and technology leader who helps customers manufacture and maintain vital equipment and infrastructure. The Company’s innovative solutions enable higher quality and productivity across a variety of processes including welding, cutting, brazing, machining, process automation, and field repair.

The Company’s products include arc welding equipment, filler metals (welding, brazing and soldering consumables), cutting systems (laser, plasma and oxyfuel), wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software, and education solutions; as well as a comprehensive portfolio of automated solutions and system integration services for joining, cutting, material handling, module assembly, and end of line testing. Services include additive manufacturing, precision fabrication, wear services, upfitting, and training.

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

The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2025, 2024 and 2023 approximately 38%, 35% and 37%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

The following tables present Adjusted EBIT by segment and other segment information:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
For the Year Ended December 31, 2025
Net sales	$2,723,561	$930,865	$578,577	$4,233,003
Inter-segment sales	128,922	30,160	15,084	174,166
	2,852,483	961,025	593,661	4,407,169
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(174,166)
Net sales				$4,233,003
Cost of goods sold (1)	1,747,274	692,622	430,100
Other segment expenses (1) (4)	581,080	169,260	57,021
Addback: Special items charge (1)	(10,710)	(11,442)	(1,068)
Segment Adjusted EBIT	$534,839	$110,585	$107,608	$753,032

Other Segment Information
Total assets	$2,464,376	$1,244,117	$431,259	4,139,752
Capital expenditures	(93,333)	(20,509)	(13,132)	(126,974)
Depreciation and amortization	67,942	23,549	10,432	101,923

For the Year Ended December 31, 2024
Net sales	$2,564,847	$933,722	$510,101	$4,008,670
Inter-segment sales	135,758	35,861	12,321	183,940
	2,700,605	969,583	522,422	4,192,610
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(183,940)
Net sales				$4,008,670
Cost of goods sold (2)	1,638,568	700,428	378,292
Other segment expenses (2) (4)	559,670	200,785	59,757
Addback: Special items charge (2)	(27,821)	(37,747)	(3,955)
Segment Adjusted EBIT	$530,188	$106,117	$88,328	$724,633

Other Segment Information
Total assets	$2,416,411	$1,050,327	$346,645	$3,813,383
Capital expenditures	(94,528)	(17,814)	(4,144)	(116,486)
Depreciation and amortization	57,016	21,735	10,091	88,842

For the Year Ended December 31, 2023
Net sales	$2,655,546	$1,040,006	$496,084	$4,191,636
Inter-segment sales	127,536	31,498	10,641	169,675
	2,783,082	1,071,504	506,725	4,361,311
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(169,675)
Net sales				$4,191,636
Cost of goods sold (3)	1,739,850	776,982	377,748
Other segment expenses (3) (4)	514,821	148,304	54,833
Addback: Special items charge (3)	(9,858)	9,721	—
Segment Adjusted EBIT	$538,269	$136,497	$74,144	$748,910

Other Segment Information
Total assets	$2,365,737	$1,046,369	$340,463	$3,752,569
Capital expenditures	(61,752)	(20,568)	(8,550)	(90,870)
Depreciation and amortization	55,821	22,023	9,611	87,455

(1)	2025 special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $9,838, $7,293 and $1,068 in Americas Welding, International Welding and The Harris Products Group, respectively, as discussed in Note 7. In addition, there was a pension settlement net charge of $647 in Americas Welding and $72 in International Welding. Special items within Cost of goods sold primarily include amortization of the step up in value of acquired inventories of $225 in Americas Welding and $3,739 in International Welding.
(2)	2024 special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $32,960 in International Welding, including the impact of the Company’s disposition of its Russian entity, $18,840 in Americas Welding and $3,955 in the Harris Products Group. In addition, there was a loss on asset disposal of $4,950 recorded to Other (expense) income in International Welding, a pension settlement net charge of $4,205 in Americas Welding and a pension settlement net gain of $413 in International Welding. Special items within Cost of goods sold primarily include amortization of the step up in value of acquired inventories of $4,776 and $250 in Americas Welding and International Welding, respectively.
(3)	2023 special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $468 in Americas Welding and net gains of $11,782 in International Welding. In addition, there was a gain on asset disposal of $1,646 and pension settlement net charges of $845 in International Welding. Special items within Cost of goods sold primarily include amortization of the step up in value of acquired inventories of $9,390 in Americas Welding and $2,862 in International Welding.
(4)	Other segment expenses primarily include:
a.	Selling, general and administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 7 for further discussion.

The following table presents reconciliations of segment information to the Company’s consolidated totals:

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Segment Adjusted EBIT to Consolidated Income before income taxes
Segment Adjusted EBIT	$753,032	$724,633	$748,910
Addback: Segment special items charge	(23,220)	(69,523)	(137)
Corporate special items charge (1)	(2,401)	(7,147)	—
Elimination of inter-segment profit	(2,923)	(2,410)	(1,286)
Unallocated corporate income (expense)	2,523	(8,618)	(16,250)
Interest income	6,818	10,130	6,762
Interest expense	(58,379)	(52,916)	(51,133)
Consolidated Income before income taxes	$675,450	$594,149	$686,866

(1) Corporate special items primarily include acquisition transaction costs.

Reconciliation of Other Segment Information to Consolidated Information
Capital expenditures
Segment totals	$(126,974)	$(116,486)	$(90,870)
Adjustments	—	(117)	(117)
Consolidated totals	$(126,974)	$(116,603)	$(90,987)

Depreciation and amortization
Segment totals	$101,923	$88,842	$87,455
Adjustments	(3,377)	(604)	(785)
Consolidated totals	$98,546	$88,238	$86,670

Reconciliation of Segment Assets to Consolidated Assets		December 31, 2025	December 31, 2024
Total segment assets		$4,139,752	$3,813,383
Corporate assets		41,033	20,745
LIFO reserve not allocated to segments		(138,589)	(120,633)
Eliminations		(264,619)	(193,353)
Total consolidated assets		$3,777,577	$3,520,142

Export sales (excluding inter-company sales) from the United States were $191,417 in 2025, $244,334 in 2024 and $238,704 in 2023. No individual customer comprised more than 10% of the Company’s total revenues in 2025, 2024 or 2023.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales:
United States	$2,632,122	$2,355,262	$2,398,560
Foreign countries	1,600,881	1,653,408	1,793,076
Total	$4,233,003	$4,008,670	$4,191,636

	December 31,
	2025	2024	2023
Property, plant and equipment, net:
United States	$403,122	$344,533	$293,172
Foreign countries	299,640	274,648	282,144
Total	$702,762	$619,181	$575,316

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business.

The following table present Rationalization and asset impairment net charges/(gains) by segment:

	December 31,
	2025	2024	2023
Americas Welding	$9,838	$18,840	$468
International Welding (1)	7,293	32,960	(11,782)
The Harris Products Group	1,068	3,955	—
Total	$18,199	$55,755	$(11,314)
(1)	$22,566 of International Welding charges in 2024 relate to the Russian entity disposal.

At December 31, 2025 and 2024, rationalization liabilities of $7,085 and $14,146, respectively, were recognized in Other current liabilities in the Company's Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

	Americas	International	The Harris
	Welding	Welding	Products Group	Consolidated
Balance at December 31, 2023	$—	$15,086	$—	$15,086
Payments and other adjustments	(11,957)	(21,893)	(2,063)	(35,913)
Charged to expense	17,585	14,369	3,019	34,973
Balance at December 31, 2024	$5,628	$7,562	$956	$14,146
Payments and other adjustments	(14,522)	(8,057)	(1,540)	(24,119)
Charged to expense	9,838	6,208	1,012	17,058
Balance at December 31, 2025	$944	$5,713	$428	$7,085

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment	Total
Balance at December 31, 2023	$16,536	$(1,996)	$(244,387)	$(229,847)
Other comprehensive income (loss) before reclassification	1,831	(1,591)	(71,955)	(71,715)
Amounts reclassified from AOCI	(1,112)	2,539	—	1,427
Net current-period other comprehensive income (loss)	719	948	(71,955)	(70,288)
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)	$(300,135)
Other comprehensive income before reclassification	3,820	173	93,786	97,779
Amounts reclassified from AOCI	(3,388)	(187)	—	(3,575)
Net current-period other comprehensive income (loss)	432	(14)	93,786	94,204
Balance at December 31, 2025	$17,687	$(1,062)	$(222,556)	$(205,931)

NOTE 9 – DEBT

At December 31, 2025 and 2024, debt consisted of the following:

		December 31,
		2025	2024
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series A due August 20, 2025 (1)	3.15%	$—	$100,000
2015 Notes - Series B due August 20, 2030	3.35%	100,000	100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable (2)	10	10
		1,150,010	1,250,010
Plus interest rate swap adjustment		2,678	3,355
Less current portion		—	100,004
Less debt issuance costs		2,460	2,810
Long-term debt, less current portion		1,150,228	1,150,551
Short-term debt
Amounts due to banks	Variable (3)	143,780	10,520
Current portion long-term debt		—	100,004
Total short-term debt		143,780	110,524
Total debt		$1,294,008	$1,261,075

(1)	On August 20, 2025, the Company repaid the Series A notes in full at maturity.
(2)	Interest rate was 7.97% for both years ended December 31, 2025 and 2024.
(3)	Weighted average interest rate on the revolving credit facility was 4.7% as of December 31, 2025. Weighted average interest of other lines of credit related to liquidity needs in a hyperinflationary country was 41.6% in 2025 and 47.8% in 2024.

At December 31, 2025 and 2024, the fair value of long-term debt, including the current portion, was approximately $1,125,338 and $1,184,313, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,150,232 and $1,250,555 respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

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

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes each in the aggregate principal amount of $350,000, at par. On August 20, 2025, the Company repaid its $100,000 2015 Series A notes in full at maturity.

As of December 31, 2025, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.2%, including the impact from terminated swap agreements and 8.7 years, respectively. Interest on the senior unsecured notes is paid semi-annually. The senior unsecured notes contain certain affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company terminated its existing $500,000 revolving credit facility and entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to SOFR plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of December 31, 2025, the Company was in compliance with all of its covenants. The Company had borrowings under the revolving credit facility of $142,000 as of December 31, 2025.

The Company has other lines of credit and debt agreements totaling $26,854. As of December 31, 2025 the Company was in compliance with all of its covenants and had outstanding debt under short-term lines of credit of $1,780.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2025 are $143,780 in 2026, $6 in 2027, $100,000 in 2028, $75,000 in 2029, $100,000 in 2030 and $875,000 thereafter. Total interest paid was $58,829 in 2025, $51,264 in 2024 and $49,366 in 2023. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 14.

NOTE 10 – STOCK PLANS

On April 19, 2023, the shareholders of the Company approved the 2023 Equity and Incentive Compensation Plan ("2023 Employee Plan"), which replaced the 2015 Equity and Incentive Compensation Plan (“2015 Employee Plan”). The 2023 Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 2,025,000 of the Company’s common shares. In addition, on April 19, 2023, the shareholders of the Company approved the 2023 Stock Plan for Non-Employee Directors ("2023 Director Plan"), which replaced the 2015 Stock Plan for Non-Employee Directors (“2015 Director Plan”). The 2023 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 200,000 of the Company’s common shares. At December 31, 2025, there were 1,828,205 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	696,546	$135.17
Options granted	54,495	215.90
Options exercised	(126,092)	91.83
Options canceled	(449)	69.67
Options forfeited	(2,817)	233.40
Balance at end of year	621,683	150.63
Exercisable at end of year	521,057	137.09

Options granted under the 2023 Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2025. In 2025, all options issued were under the 2023 Employee Plan.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2025	2024	2023
Expected volatility	26.18%	26.90%	27.63%
Dividend yield	1.60%	1.40%	1.59%
Risk-free interest rate	4.37%	4.26%	4.04%
Expected option life (years)	4.8	4.8	4.8
Weighted average fair value per option granted during the year	$55.85	$66.20	$46.94

The following table summarizes non-vested stock options for the year ended December 31, 2025:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	110,567	$53.42
Granted	54,495	55.85
Vested	(61,170)	47.47
Canceled	(449)	16.49
Forfeited	(2,817)	61.67
Balance at end of year	100,626	58.05

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2025 was $55,960 and $53,811, respectively. The total intrinsic value of awards exercised during 2025, 2024 and 2023 was $16,162, $47,929 and $35,414, respectively. The total fair value of options that vested during 2025, 2024 and 2023 was $2,931, $8,367 and $3,684, respectively.

The following table summarizes information about awards outstanding as of December 31, 2025:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $99.99	86,768	$86.43	2.95	86,768	$86.43	2.95
$100.00 - $199.99	387,136	133.64	5.95	374,189	132.17	5.91
Over $200.00	147,779	232.85	8.47	60,100	240.86	8.13
	621,683		6.13	521,057		5.67

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2025 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	293,418	$176.70
Units granted	118,411	205.23
Units vested	(162,121)	145.66
Units forfeited	(7,934)	201.11
Balance at end of year	241,774	210.59

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 28,634 RSUs and PSUs to common shares in 2025 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2025, 111,088 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2025, 70,355 RSUs were issued under the 2023 Employee Plan and the 2023 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.9 years as of December 31, 2025.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2025, the Company issued 48,056 PSUs and has 73,566 PSUs outstanding as of December 31, 2025 under the 2015 and 2023 Employee Plans at a weighted average fair value of $213.01 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.6 years as of December 31, 2025.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2025, 2024 and 2023 was $20,526, $24,000 and $26,223, respectively. The related tax benefit for 2025, 2024 and 2023 was $5,139, $6,009 and $6,711, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $16,927, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. There were no shares purchased in 2025, 2024 or 2023.

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

Obligations and Funded Status

	December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	pension plans	pension plans	pension plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$7,862	$85,372	$8,370	$126,030
Service cost	177	1,379	156	1,014
Interest cost	351	3,391	477	3,785
Plan participants' contributions	—	17	—	42
Acquisitions & other adjustments	(153)	(290)	(897)	(792)
Actuarial loss (gain)	192	(2,091)	(244)	283
Benefits paid	(1,129)	(6,749)	—	(6,634)
Settlements/curtailments (1)	—	(3,341)	—	(32,564)
Currency translation	—	9,091	—	(5,792)
Benefit obligations at end of year	7,300	86,779	7,862	85,372

Change in plan assets
Fair value of plan assets at beginning of year	—	54,542	—	91,222
Actual return on plan assets	—	2,228	—	(1,019)
Employer contributions	—	704	—	2,545
Plan participants' contributions	—	17	—	42
Benefits paid	—	(4,181)	—	(4,212)
Settlements (1)	—	(3,298)	—	(30,741)
Currency translation	—	5,329	—	(3,295)
Fair value of plan assets at end of year	—	55,341	—	54,542

Funded status at end of year	(7,300)	(31,438)	(7,862)	(30,830)
Unrecognized actuarial net loss (gain)	2,054	(381)	1,988	2,370
Unrecognized prior service cost	—	1	—	(36)
Unrecognized transition obligation, net	—	24	—	24
Net amount recognized	$(5,246)	$(31,794)	$(5,874)	$(28,472)

(1)	Settlements in 2024 resulting from lump sum pension payments.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition obligation included in Accumulated other comprehensive loss at December 31, 2025 were $1,044, $1 and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

The Company terminated the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The surplus assets were transferred to a suspense account in January 2022 and are being used to fund employer matching contributions in the Company’s Savings Plan. The surplus assets as of December 31, 2025 and 2024 were $12,082 and $27,059, respectively, and are recorded in Other current assets and Other assets in the Company’s Consolidated Balance Sheets.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	pension plans	pension plans	pension plans	pension plans
Prepaid pensions (1)	$—	$707	$—	$845
Accrued pension liability, current (2)	(991)	(2,633)	(1,003)	(2,556)
Accrued pension liability, long-term (3)	(6,309)	(29,512)	(6,859)	(29,119)
Accumulated other comprehensive loss, excluding tax effects	2,054	(356)	1,988	2,358
Net amount recognized in the balance sheets	$(5,246)	$(31,794)	$(5,874)	$(28,472)

(1)	Included in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2025		2024		2023
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$177	$1,379	$156	$1,014	$166	$955
Interest cost	351	3,391	477	3,785	466	4,867
Expected return on plan assets	—	(2,271)	—	(2,574)	—	(3,839)
Other adjustments	—	—	—	—	—	117
Amortization of prior service cost	—	(5)	—	(7)	—	(8)
Amortization of net loss (gain)	125	50	155	(62)	80	(374)
Settlement and curtailment charges	—	719	—	3,818	256	949
Defined benefit plans	$653	$3,263	$788	$5,974	$968	$2,667

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	pension plans	pension plans	pension plans	pension plans
Projected benefit obligation	$7,132	$52,108	$7,819	$50,363
Accumulated benefit obligation	6,762	49,099	7,424	47,867
Fair value of plan assets	—	20,188	—	18,980

The total accumulated benefit obligation for all plans was $90,076 as of December 31, 2025 and $89,759 as of December 31, 2024.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S.	Non-U.S.
	pension plans	pension plans
Estimated Payments
2026	$1,015	$7,150
2027	998	5,845
2028	906	6,264
2029	887	5,614
2030	905	5,723
2031 through 2035	3,701	32,184

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	pension plans	pension plans	pension plans	pension plans
Discount Rate	4.8%	4.2%	4.8%	4.0%
Rate of increase in compensation	3.0%	6.2%	3.0%	5.6%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	pension plans	pension plans	pension plans	pension plans	pension plans	pension plans
Discount rate	4.8%	4.0%	6.0%	3.9%	5.8%	4.2%
Rate of increase in compensation	3.0%	5.6%	3.0%	4.8%	3.0%	3.7%
Expected return on plan assets	—	4.2%	—	3.8%	—	4.4%

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

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2025:

	Pension Plans' Assets at Fair Value as of December 31, 2025
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$1,568	$—	$—	$1,568
Fixed income securities (1)
Corporate debt and other obligations	—	6,374	—	6,374
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	47,399
Total investments at fair value	$1,568	$6,374	$—	$55,341

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2024:

	Pension Plans' Assets at Fair Value as of December 31, 2024
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$1,974	$—	$—	$1,974
Fixed income securities (1)
Corporate debt and other obligations	—	6,063	—	6,063
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)	—	—	—	46,505
Total investments at fair value	$1,974	$6,063	$—	$54,542

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.
(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s terminated qualified retirement plan which was subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $225, $340 and $650 in 2025, 2024 and 2023, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $4,523, $5,034 and $5,461 at December 31, 2025, 2024 and 2023, respectively.

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

The annual costs recognized for defined contribution plans were $29,790, $29,029 and $29,443 in 2025, 2024 and 2023, respectively.

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

NOTE 12 — OTHER INCOME

The components of Other income were as follows:

	Year Ended December 31,
	2025	2024	2023
Equity earnings in affiliates	$1,948	$235	$556
Other components of net periodic pension cost (1)	(2,393)	(5,692)	(2,573)
Other income (2)	9,397	5,930	15,405
Total Other income	$8,952	$473	$13,388

(1)	Other components of net periodic pension cost includes pension settlements and curtailments as discussed in Note 11.
(2)	Other income primarily relates to non-recurring items and non-operating gains and losses.

NOTE 13 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$514,355	$496,339	$508,316
Non-U.S.	161,095	97,810	178,550
Total	$675,450	$594,149	$686,866

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$15,863	$109,943	$95,514
Non-U.S.	42,685	37,997	45,830
State and local	13,395	21,217	24,132
	71,943	169,157	165,476
Deferred:
Federal	74,885	(31,178)	(13,068)
Non-U.S.	(4,124)	(5,269)	(7,515)
State and local	12,213	(4,669)	(3,275)
	82,974	(41,116)	(23,858)
Total	$154,917	$128,041	$141,618

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2025 were as follows:

	Year Ended December 31,
	2025		2024		2023
Statutory rate applied to pre-tax income	$141,845	21.0%	$124,771	21.0%	$144,242	21.0%
Domestic reconciling items:
State and local income taxes, net of federal tax benefit (1)	22,795	3.4	14,172	2.4	17,979	2.6
Tax credits
Research and development credit	(8,800)	(1.3)	(10,010)	(1.7)	(9,600)	(1.4)
Other	(102)	—	(102)	—	(99)	—
Nontaxable and nondeductible items
Section 162(m) limitation	7,560	1.1	12,810	2.2	3,360	0.5
Other	679	0.1	679	0.1	694	0.1
Cross-border taxes
Foreign tax credit	(6,018)	(0.9)	(7,042)	(1.2)	(7,136)	(1.0)
Foreign derived intangible income deduction	—	—	(13,766)	(2.3)	(10,411)	(1.5)
Other	171	—	(1,039)	(0.2)	(2,040)	(0.3)
Exercises of stock-based compensation	(7,525)	(1.1)	(12,528)	(2.1)	(8,814)	(1.3)
Other	(8,027)	(1.3)	361	0.1	5,625	0.8
Foreign reconciling items:
Mexico	7,959	1.2	1,926	0.3	3,090	0.4
Other foreign jurisdictions	4,491	0.7	17,329	2.9	5,046	0.7
Worldwide changes in prior year unrecognized tax benefits	(111)	—	480	0.1	(318)	—
Total effective tax rate	$154,917	22.9%	$128,041	21.6%	$141,618	20.6%
(1)	State and local income taxes in California, Florida, Michigan, Minnesota, Pennsylvania, Texas and Wisconsin for 2025, California, Illinois, Kentucky, Michigan, Pennsylvania, Wisconsin, and City of Euclid, Ohio for 2024 and California, Iowa, Illinois, Kentucky, Michigan, Pennsylvania, Wisconsin and City of Euclid, Ohio for 2023 made up the majority (greater than 50%) of the tax effect in this category.

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States on July 4, 2025. Many of the tax provisions within the OBBBA are designed to accelerate tax deductions and could lead to lower tax payments. The

OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

During 2025, the Company recognized a one-time tax expense of approximately $11,700 related to the cumulative impact of the OBBBA provisions to date. This tax expense primarily relates to restoration of immediate expensing for current and previously capitalized domestic research and development expenditures and the reinstatement of 100% bonus depreciation on qualified property both of which impact international tax provisions regarding foreign derived intangible income.

The effective tax rate was higher in 2025 as compared to 2024 primarily driven by the impact of the OBBBA as discussed above, partially offset by the mix of earnings and timing of discrete tax items.

The amounts of income tax payments, net of refunds, were as follows:

Year Ended December 31,
2025
Federal	$47,779
Foreign
Canada	8,562
Mexico	5,836
All other foreign	18,214
State and local	20,331
Total (1)	$100,722

(1)	Total income tax payments, net of refunds, in 2025 as compared to 2024 were lower primarily due to the election of provisions from the OBBBA.

Total income tax payments, net of refunds, during the years ended December 31, 2024 and 2023 were $157,542 and $180,512, respectively.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Tax loss and credit carry-forwards	$27,883	$43,417
Inventory	7,348	1,555
Other accruals	29,308	31,671
Research and development capitalization	5,454	86,697
Employee benefits	27,495	27,866
Pension obligations	4,647	7,025
Other	14,758	9,508
Deferred tax assets, gross	116,893	207,739
Valuation allowance	(4,802)	(35,284)
Deferred tax assets, net	112,091	172,455
Deferred tax liabilities:
Property, plant and equipment	50,169	43,048
Intangible assets	34,279	31,214
Inventory	7,720	6,785
Pension and other benefit liabilities	2,302	5,890
Other	22,648	18,371
Deferred tax liabilities	117,118	105,308
Total deferred taxes	$(5,027)	$67,147

At December 31, 2025, certain subsidiaries had net operating loss carry-forwards of approximately $7,491 that expire in various years from 2033 through 2035, plus $59,479 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2025, a valuation allowance of $4,802 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $78. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefit of $152 and expense of $145 for the years ended December 31, 2025 and 2024, respectively, for interest and penalties. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $2,512 and $2,495, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2025	2024
Balance at beginning of year	$10,887	$12,592
Increase related to current year tax positions	1,010	1,701
Decrease related to prior years' tax positions	(110)	(870)
Decrease related to settlements with taxing authorities	—	—
Resolution of and other decreases in prior years' tax liabilities	(2,152)	(1,982)
Other	678	(554)
Balance at end of year	$10,313	$10,887

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8,840 at December 31, 2025 and $9,343 at December 31, 2024.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020. The Company is currently subject to various state, U.S. and non-U.S. income tax audits. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for unrecognized tax benefits related to uncertain tax positions that may be challenged by local authorities and may not be fully sustained.

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

NOTE 14 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2025.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2025. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $88,555 and $96,444 at December 31, 2025 and 2024, respectively.

The Company had interest rate forward starting swap agreements that were qualified and designated as cash flow hedges that were terminated during 2024. Upon termination of the contracts in 2024, the Company had a gain of $25,852 recorded in AOCI that will be amortized to Interest expense, net over the life of the associated debt.

Net investment hedges

The Company has foreign currency forward contracts and zero-cost collar contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of the foreign currency forward contracts and zero-cost collar contracts were $337,659 and $319,450 at December 31, 2025 and December 31, 2024, respectively.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts were $370,668 and $421,754 at December 31, 2025 and 2024, respectively.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2025				December 31, 2024
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,149	$289	$—	$—	$1,663	$2,972	$—	$—
Net investment contracts	102	12,529	—	—	10,276	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	582	470	—	—	1,560	4,251	—	—
Total derivatives	$2,833	$13,288	$—	$—	$13,499	$7,223	$—	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of (loss) gain	2025	2024
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$25,417	$(11,198)

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

	December 31,
Total (loss) gain recognized in AOCI, net of tax	2025	2024
Foreign exchange contracts	$1,396	$(812)
Forward starting swap agreements	16,291	18,067
Net investment contracts	(5,721)	20,403

The Company expects a loss of $1,396 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2025	2024
Foreign exchange contracts	Net Sales	$2,349	$(625)
	Cost of goods sold	242	494
Forward starting swap agreements	Interest expense, net	2,755	1,394

NOTE 15 – FAIR VALUE

The following table provides a summary of assets and liabilities as of December 31, 2025 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2025	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,731	$—	$2,731	$—
Net investment contracts	102	—	102	—
Pension surplus	12,082	12,082	—	—
Total assets	$14,915	$12,082	$2,833	$—
Liabilities:
Foreign exchange contracts	$759	$—	$759	$—
Net investment contracts	12,529	—	12,529	—
Deferred compensation	24,456	—	24,456	—
Total liabilities	$37,744	$—	$37,744	$—

The following table provides a summary of assets and liabilities as of December 31, 2024 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2024	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,223	$—	$3,223	$—
Net investment contracts	10,276	—	10,276	—
Pension surplus	27,059	27,059	—	—
Total assets	$40,558	$27,059	$13,499	$—
Liabilities:
Foreign exchange contracts	$7,223	$—	$7,223	$—
Deferred compensation	55,425	—	55,425	—
Total liabilities	$62,648	$—	$62,648	$—

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both December 31, 2025 and December 31, 2024.

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2025 there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2025 and December 31, 2024. Refer to Note 9 for the fair value estimate of debt.

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

NOTE 16 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2025	2024
Raw materials	$164,440	$153,596
Work-in-process	124,351	123,406
Finished goods	344,573	267,035
Total	$633,364	$544,037

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31, 2025 and 2024, approximately 38% and 35% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $138,589 at December 31, 2025 and $120,633 at December 31, 2024, or a charge of $17,956 in 2025 as compared with a benefit of $9,313 in 2024.

NOTE 17 – LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2025	December 31, 2024
Right-of-use assets	Other assets	$52,989	$54,276

Current liabilities	Other current liabilities	$13,460	$13,110
Noncurrent liabilities	Other liabilities	40,061	42,124
Total lease liabilities		$53,521	$55,234

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2025
2026	$15,232
2027	12,229
2028	10,273
2029	7,456
2030	3,802
After 2030	10,781
Total lease payments	$59,773
Less: Imputed interest	6,252
Operating lease liabilities	$53,521

Other information related to leases was as follows:

	2025	2024	2023
Lease expense (1)	$27,674	$24,778	$24,408
Cash paid for amounts included in the measurement of lease liabilities (2)	15,031	15,874	13,450
Right-of-use assets obtained in exchange for operating lease liabilities	12,683	17,591	9,249

Weighted average discount rate	3.7%	3.7%	3.5%
Weighted average remaining lease term	6.1 years	6.4 years	7.0 years

(1)	Amounts are included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statement of Income.
(2)	Amounts are included in Net Cash Provided by Operating Activities in the Company’s Consolidated Statement of Cash Flows.

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

NOTE 19 – SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Invoices with suppliers have terms between 120 and 180 days. The Company does not provide secured legal assets or other forms of guarantees under the arrangement and has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution. The amounts due to the financial institution for suppliers that participate in the supplier financing program are included in Trade accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities in the Consolidated Statements of Cash Flows. At December 31, 2025 and 2024, Trade accounts payable included $25,709 and $29,164, respectively, payable to suppliers that have elected to participate in the supplier financing program.

	Year Ended December 31,
	2025	2024
Confirmed obligations at beginning of the period	$29,164	$29,111
Invoices confirmed during the period	97,353	103,908
Confirmed invoices paid during the period	(100,808)	(103,855)
Confirmed obligations outstanding at the end of the period	$25,709	$29,164

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	(Credited)
	Beginning	Costs and	Charged to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2025	$12,674	$3,053	$236	$4,637	$11,326
Year Ended December 31, 2024	11,464	4,371	(2,057)	1,104	12,674
Year Ended December 31, 2023	12,556	1,195	(94)	2,193	11,464

Deferred tax asset valuation allowance:
Year Ended December 31, 2025	$35,284	$2,625	$(32,539)	$568	$4,802
Year Ended December 31, 2024	36,876	3,010	(3,532)	1,070	35,284
Year Ended December 31, 2023	44,627	4,570	(606)	11,715	36,876

(1)	Primarily relates to currency translation, valuation allowance adjustments and other items. The change in the 2025 deferred tax asset valuation allowance includes a reduction of approximately $32,000 related to these adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks