Form 10-Q
period 2026-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2026-04-30
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of March 31, 2026 was 54,787,110.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net sales (Note 2)	$1,121,434	$1,004,388
Cost of goods sold	722,302	638,940
Gross profit	399,132	365,448
Selling, general & administrative expenses	210,811	196,665
Rationalization and asset impairment net charges (Note 6)	2,163	3,865
Operating income	186,158	164,918
Interest expense, net	13,374	12,127
Other income	570	444
Income before income taxes	173,354	153,235
Income taxes (Note 11)	36,972	34,748
Net income	$136,382	$118,487

Basic earnings per share (Note 3)	$2.49	$2.11
Diluted earnings per share (Note 3)	$2.47	$2.10
Cash dividends declared per share	$0.79	$0.75

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$136,382	$118,487
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	(1,323)	829
Defined benefit pension plan activity	(56)	(1,285)
Currency translation adjustment	(6,459)	29,679
Other comprehensive (loss) income:	(7,838)	29,223
Comprehensive income	$128,544	$147,710

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2026	December 31, 2025
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$298,903	$308,789
Accounts receivable (less allowance for doubtful accounts of $10,662 in 2026; $11,326 in 2025)	598,315	538,791
Inventories (Note 8)	693,938	633,364
Other current assets	272,288	258,568
Total Current Assets	1,863,444	1,739,512
Property, plant and equipment (less accumulated depreciation of $954,195 in 2026; $942,806 in 2025)	720,836	702,762
Goodwill	886,373	886,686
Other assets	429,742	448,617
TOTAL ASSETS	$3,900,395	$3,777,577
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$163,502	$143,780
Trade accounts payable	448,138	364,934
Accrued employee compensation and benefits	110,861	116,158
Other current liabilities	297,856	331,819
Total Current Liabilities	1,020,357	956,691
Long-term debt, less current portion (Note 10)	1,150,138	1,150,228
Other liabilities	218,640	200,864
Total Liabilities	2,389,135	2,307,783
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2026 and 2025; outstanding 54,787,110 shares in 2026 and 54,845,950 in 2025	9,858	9,858
Additional paid-in capital	612,391	601,566
Retained earnings	4,435,760	4,342,080
Accumulated other comprehensive loss	(213,769)	(205,931)
Treasury shares, at cost - 43,794,324 shares in 2026 and 43,735,484 shares in 2025	(3,332,980)	(3,277,779)
Total Equity	1,511,260	1,469,794
TOTAL LIABILITIES AND TOTAL EQUITY	$3,900,395	$3,777,577

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2025	54,846	$9,858	$601,566	$4,342,080	$(205,931)	$(3,277,779)	$1,469,794
Net income				136,382			136,382
Defined benefit pension plan activity, net of tax					(56)		(56)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,323)		(1,323)
Currency translation adjustment, net of tax					(6,459)		(6,459)
Cash dividends declared – $0.79 per share				(43,408)			(43,408)
Stock-based compensation activity	151		16,670			1,469	18,139
Purchase of shares for treasury	(210)					(56,670)	(56,670)
Other			(5,845)	706			(5,139)
Balance at March 31, 2026	54,787	$9,858	$612,391	$4,435,760	$(213,769)	$(3,332,980)	$1,511,260

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2024	56,211	$9,858	$566,740	$3,993,016	$(300,135)	$(2,942,046)	$1,327,433
Net income				118,487			118,487
Defined benefit pension plan activity, net of tax					(1,285)		(1,285)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					829		829
Currency translation adjustment, net of tax					29,679		29,679
Cash dividends declared – $0.75 per share				(42,073)			(42,073)
Stock-based compensation activity	157		13,105			1,501	14,606
Purchase of shares for treasury	(542)					(106,694)	(106,694)
Other			1,405	(2,217)			(812)
Balance at March 31, 2025	55,826	$9,858	$581,250	$4,067,213	$(270,912)	$(3,047,239)	$1,340,170

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,382	$118,487
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	26,009	23,784
Deferred income taxes	22,533	(5,838)
Stock-based compensation	9,580	8,352
Other, net	(1,516)	282
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(60,212)	(34,108)
Increase in inventories	(61,876)	(20,167)
(Increase) decrease in other current assets	(13,471)	2,057
Increase in trade accounts payable	83,784	64,884
(Decrease) increase in other current liabilities	(43,138)	21,206
Net change in other assets and liabilities	4,095	6,754
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,170	185,693
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,163)	(26,949)
Acquisition of businesses, net of cash acquired	140	—
Proceeds from sale of property, plant and equipment	308	4,646
NET CASH USED BY INVESTING ACTIVITIES	(38,715)	(22,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings, net	19,613	(904)
Payments on long-term borrowings	—	(169)
Proceeds from exercise of stock options	8,559	6,254
Purchase of shares for treasury	(56,670)	(106,694)
Cash dividends paid to shareholders	(44,071)	(42,975)
NET CASH USED BY FINANCING ACTIVITIES	(72,569)	(144,488)
Effect of exchange rate changes on Cash and cash equivalents	(772)	(1,459)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,886)	17,443

Cash and cash equivalents at beginning of period	308,789	377,262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298,903	$394,705

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
ASU No. 2025-09, Derivatives and Hedging, issued November 2025

Updates hedge accounting guidance to better align financial reporting with risk management activities. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2026	2025
Consumables	$636,009	$520,603
Equipment	275,157	268,507
Automation	210,268	215,278
Net sales	$1,121,434	$1,004,388

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

Within the Automation product line, there are certain customer contracts related to automation products that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. Approximately 10% of the Company’s consolidated Net sales are recognized over time.

At March 31, 2026, the Company recorded $42,404 related to advance customer payments and $53,660 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2025, the balances related to advance customer payments and billings in excess of revenue recognized were $49,451 and $62,778, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

At March 31, 2026 and December 31, 2025, the Company recorded $86,576 and $78,211, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$136,382	$118,487
Denominator (shares in 000's):
Basic weighted average shares outstanding	54,822	56,058
Effect of dilutive securities - Stock options and awards	495	469
Diluted weighted average shares outstanding	55,317	56,527
Basic earnings per share	$2.49	$2.11
Diluted earnings per share	$2.47	$2.10

For the three months ended March 31, 2026 and 2025, common shares subject to equity-based awards of 39,570 and 21,704, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

The acquired company discussed below is accounted for as a business combination and is included in the consolidated financial statements as of the date of acquisition. The acquired company is not material to the actual or pro forma Consolidated Statements of Income or Consolidated Statements of Cash Flows; as such, pro forma information related to this acquisition has not been presented.

On April 1, 2025, the Company acquired a 35% ownership interest in Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions headquartered in Perth, Australia. On August 1, 2025, the Company acquired the remaining 65% ownership interest in Alloy Steel. In total, the Company acquired 100% ownership of Alloy Steel for a total purchase price of $130,060, net of cash acquired and certain debt-like items. Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

During the three months ended March 31, 2026 and 2025, the Company recognized acquisition costs of $356 and $802, respectively, which are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

NOTE 5 — SEGMENT INFORMATION

The Company is a high-performance industrial machinery and technology leader who helps customers manufacture and maintain vital equipment and infrastructure. The Company’s innovative solutions enable higher quality and productivity across a variety of processes including welding, cutting, brazing, machining, process automation, and field repair.

The Company’s products include arc welding equipment, filler metals (welding, brazing and soldering consumables),cutting systems (laser, plasma and oxyfuel), wire feeding systems, fume control equipment, welding accessories, specialty gas regulators, mobile power equipment, wear solutions, software, and education solutions; as well as a comprehensive portfolio of automated solutions and system integration services for joining, cutting, material

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

handling, module assembly, and end of line testing. Services include additive manufacturing, precision fabrication, wear services, upfitting, and training.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following tables present Adjusted EBIT by segment and other segment information:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Three Months Ended March 31, 2026
Net sales	$706,225	$227,035	$188,174	$1,121,434
Inter-segment sales	36,709	5,807	4,664	47,180
	742,934	232,842	192,838	1,168,614
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(47,180)
Net sales				$1,121,434
Cost of goods sold	464,890	167,084	137,600
Other segment expenses (1) (3)	151,149	44,868	14,247
Addback: Special items (charges) gain (1)	(573)	(1,772)	182
Segment Adjusted EBIT	$127,468	$22,662	$40,809	$190,939

Other Segment Information
Capital expenditures	$(26,983)	$(9,315)	$(2,865)	$(39,163)
Depreciation and amortization	17,774	6,682	2,649	27,105

Three Months Ended March 31, 2025
Net sales	$653,107	$219,061	$132,220	$1,004,388
Inter-segment sales	30,372	6,832	3,984	41,188
	683,479	225,893	136,204	1,045,576
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(41,188)
Net sales				$1,004,388
Cost of goods sold	417,700	163,442	97,974
Other segment expenses (2) (3)	143,716	40,851	14,079
Addback: Special items charge (2)	(2,135)	(1,412)	(178)
Segment Adjusted EBIT	$124,198	$23,012	$24,329	$171,539

Other Segment Information
Capital expenditures	$(21,766)	$(3,608)	$(1,575)	$(26,949)
Depreciation and amortization	16,114	5,378	2,663	24,155

(1)	In the three months ended March 31, 2026, special items within Other Segment expenses primarily include Rationalization and asset impairment net charges of $573 in Americas Welding, $1,772 in International Welding, and a net gain of $182 in The Harris Products Group, as discussed in Note 6.
(2)	In the three months ended March 31, 2025, special items within Other Segment expenses primarily include Rationalization and asset impairment net charges of $2,135, $1,552, and $178 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents reconciliations of segment information to the Company’s consolidated totals:

	Three Months Ended March 31,
	2026	2025
Reconciliation of Segment Adjusted EBIT to Consolidated Income before income taxes
Segment Adjusted EBIT	$190,939	$171,539
Addback: Segment special items charge	(2,163)	(3,725)
Corporate special items charge (1)	(653)	(802)
Elimination of inter-segment loss (profit)	92	(1,012)
Unallocated corporate expenses, net	(1,487)	(638)
Interest income	1,385	2,255
Interest expense	(14,759)	(14,382)
Consolidated Income before income taxes	$173,354	$153,235

Reconciliation of Other Segment Information to Consolidated Information
Capital expenditures
Segment totals	$(39,163)	$(26,949)
Adjustments	—	—
Consolidated totals	$(39,163)	$(26,949)

Depreciation and amortization
Segment totals	$27,105	$24,155
Adjustments	(1,096)	(371)
Consolidated totals	$26,009	$23,784

(1) Corporate special items primarily include transaction costs.
	March 31, 2026	December 31, 2025
Reconciliation of Segment Assets to Consolidated Assets
Americas Welding	$2,524,416	$2,464,376
International Welding	1,233,435	1,244,117
The Harris Products Group	494,690	431,259
Total Segment Assets	4,252,541	4,139,752
Corporate Assets	36,588	41,033
LIFO reserve not allocated to segments	(139,427)	(138,589)
Eliminations	(249,307)	(264,619)
Total Consolidated Assets	$3,900,395	$3,777,577

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business.

The following table presents Rationalization and asset impairment net charges by segment:

	Three Months Ended March 31,
	2026	2025
Americas Welding	$573	$2,135
International Welding	1,772	1,552
The Harris Products Group	(182)	178
Total	$2,163	$3,865

At March 31, 2026 and December 31, 2025, rationalization liabilities of $4,140 and $7,085, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

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

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2026:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2025	$944	$5,713	$428	$7,085
Payments and other adjustments	(1,030)	(4,048)	(30)	(5,108)
Charged to expense	573	1,772	(182)	2,163
Balance at March 31, 2026	$487	$3,437	$216	$4,140

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended March 31, 2026
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2025	$17,687	$(1,062)	$(222,556)		$(205,931)
Other comprehensive income (loss) before reclassification	1,079	—	(6,459)		(5,380)
Amounts reclassified from AOCI	(2,402)	(56)	—		(2,458)
Net current-period other comprehensive loss	(1,323)	(56)	(6,459)		(7,838)
Balance at March 31, 2026	$16,364	$(1,118)	$(229,015)		$(213,769)

	Three Months Ended March 31, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	1,148	—	29,679		30,827
Amounts reclassified from AOCI	(319)	(1,285)	—		(1,604)
Net current-period other comprehensive income (loss)	829	(1,285)	29,679		29,223
Balance at March 31, 2025	$18,084	$(2,333)	$(286,663)		$(270,912)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2026	December 31, 2025
Raw materials	$155,206	$164,440
Work-in-process	157,943	124,351
Finished goods	380,789	344,573
Total	$693,938	$633,364

At both March 31, 2026 and December 31, 2025, approximately 38% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $139,427 and $138,589 at March 31, 2026 and December 31, 2025, respectively.

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2026	December 31, 2025
Right-of-use assets	Other assets	$50,887	$52,989

Current liabilities	Other current liabilities	$13,205	$13,460
Noncurrent liabilities	Other liabilities	37,996	40,061
Total lease liabilities		$51,201	$53,521

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2026
2026	$15,376
2027	12,639
2028	10,612
2029	7,739
2030	4,076
After 2030	10,597
Total lease payments	$61,039
Less: Imputed interest	9,838
Operating lease liabilities	$51,201

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Other information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Lease expense (1)	$6,624	$5,890
Cash paid for amounts included in the measurement of lease liabilities (2)	4,671	2,552
Right-of-use assets obtained in exchange for operating lease liabilities	1,516	254

Weighted average discount rate	3.7%	3.7%
Weighted average remaining lease term	6.0 years	6.3 years

(1)	Amounts are included in Costs of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statement of Income.
(2)	Amounts are included in Net Cash Provided by Operating Activities in the Company’s Consolidated Statement of Cash Flows.

NOTE 10 — DEBT

At March 31, 2026 and December 31, 2025, debt consisted of the following:

		March 31, 2026	December 31, 2025
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series B due August 20, 2030	3.35%	$100,000	$100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(1)	—	10
		1,150,000	1,150,010
Plus interest rate swap adjustment		2,508	2,678
Less current portion		—	—
Less debt issuance costs		2,370	2,460
Long-term debt, less current portion		1,150,138	1,150,228
Short-term debt
Amounts due to banks	Variable(2)	163,502	143,780
Current portion long-term debt		—	—
Total short-term debt		163,502	143,780
Total debt		$1,313,640	$1,294,008

(1)	Interest rate was 7.97% at December 31, 2025.
(2)	Weighted average interest rate on the revolving credit facility was 4.7% as of both March 31, 2026 and December 31, 2025. Weighted average interest rate of other lines of credit related to liquidity needs in a hyperinflationary country was 41.6% as of December 31, 2025.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of March 31, 2026, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes is 4.16%, including the impact from terminated swap agreements, and 8.4 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of March 31, 2026, the Company was in compliance with all of its covenants. The Company had borrowings under the revolving credit facility of $163,502 as of March 31, 2026.

The Company has other lines of credit and debt agreements totaling $24,982. As of March 31, 2026, the Company was in compliance with all of its covenants and had no outstanding debt under short-term lines of credit.

Fair Value of Debt

At March 31, 2026 and December 31, 2025, the fair value of long-term debt, including the current portion, was approximately $1,075,384 and $1,125,338, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,150,138 and $1,150,232, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $36,972 of tax expense on pre-tax income of $173,354, resulting in an effective income tax rate of 21.3% for the three months ended March 31, 2026. The effective income tax rate was 22.7% for the three months ended March 31, 2025. The effective tax rate was lower for the three months ended March 31, 2026, as compared with the same period in 2025, primarily due to the mix of earnings and timing of discrete tax items.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2026 and 2025.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

was considered significant at March 31, 2026. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $76,794 and $88,555 at March 31, 2026 and December 31, 2025, respectively.

Net Investment Hedges

The Company has foreign currency forward contracts and zero-cost collar contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of the foreign currency forward contracts and zero-cost collar contracts were $269,566 and $337,659 at March 31, 2026 and December 31, 2025, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $409,689 and $370,668 at March 31, 2026 and December 31, 2025, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2026				December 31, 2025
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,507	$482	$—	$—	$2,149	$289	$—	$—
Net investment contracts	3,784	1,255	—	—	102	12,529	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,419	1,587	—	—	582	470	—	—
Total derivatives	$6,710	$3,324	$—	$—	$2,833	$13,288	$—	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of (loss) gain	2026	2025
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(3,353)	$8,333

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2026	December 31, 2025
Foreign exchange contracts	$642	$1,396
Forward starting swap agreements	15,722	16,291
Net investment contracts	(4,179)	(5,721)

The Company expects a gain of $642 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

	Gain (loss) recognized in the	Three Months Ended March 31,
Derivative type	Consolidated Statements of Income:	2026	2025
Foreign exchange contracts	Sales	$1,472	$(713)
	Cost of goods sold	1,560	361
Forward starting swap agreements	Interest expense, net	689	689

NOTE 13 — FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2026, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2026	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,926	$—	$2,926	$—
Net investment contracts	3,784	—	3,784	—
Pension surplus	9,314	9,314	—	—
Total assets	$16,024	$9,314	$6,710	$—
Liabilities:
Foreign exchange contracts	$2,069	$—	$2,069	$—
Net investment contracts	1,255	—	1,255	—
Deferred compensation	27,867	—	27,867	—
Total liabilities	$31,191	$—	$31,191	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2025, measured at fair value on a recurring basis:

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both March 31, 2026 and December 31, 2025.

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2026 and December 31, 2025.

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

NOTE 14 — SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At March 31, 2026 and December 31, 2025, Trade accounts payable included $28,639 and $25,709, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2026		2025		2026 vs. 2025
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,121,434		$1,004,388		$117,046	11.7%
Cost of goods sold	722,302		638,940		(83,362)	(13.0)%
Gross profit	399,132	35.6%	365,448	36.4%	33,684	9.2%
Selling, general & administrative expenses	210,811	18.8%	196,665	19.6%	(14,146)	(7.2)%
Rationalization and asset impairment net charges	2,163	0.2%	3,865	0.4%	1,702	44.0%
Operating income	186,158	16.6%	164,918	16.4%	21,240	12.9%
Interest expense, net	13,374		12,127		(1,247)	(10.3)%
Other income	570		444		126	28.4%
Income before income taxes	173,354	15.5%	153,235	15.3%	20,119	13.1%
Income taxes	36,972		34,748		(2,224)	(6.4)%
Effective tax rate	21.3%		22.7%		1.4%
Net income	$136,382	12.2%	$118,487	11.8%	$17,895	15.1%
Diluted earnings per share	$2.47		$2.10		$0.37	17.6%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume	Price	Acquisitions	Exchange	2026
Lincoln Electric Holdings, Inc.	$1,004,388	$(25,641)	$104,558	$15,794	$22,335	$1,121,434
% Change
Lincoln Electric Holdings, Inc.		(2.6)%	10.4%	1.6%	2.3%	11.7%

Net sales increased for the three months ended March 31, 2026 due to an increase in organic sales and a benefit from acquisitions and foreign exchange. The increase in organic sales for the three months ended March 31, 2026 is driven by an increase in pricing primarily due to higher input costs, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of sales decreased 0.8% for the three months ended March 31, 2026 as compared to the same 2025 period, driven by an unfavorable impacts from volumes and product mix. The three months ended March 31, 2026 and 2025 includes last-in, first-out (“LIFO”) charges of $838 and $1,761, respectively, which was primarily due to rising input costs.

Selling, General & Administrative Expenses:

Selling, general & administrative expenses increased in the three months ended March 31, 2026 as compared to the same 2025 period, primarily due to increases in discretionary spend, employee costs and the unfavorable impact of foreign currency translation. Selling, general & administrative expenses as a percentage of sales decreased primarily due to higher organic sales.

Operating Income:

Operating income as a percentage of sales was 16.6% for the three months ended March 31, 2026 as compared to 16.4% in the prior year period. Excluding special items, Operating income as a percentage of sales was 16.9% for both the three months ended March 31, 2026 and 2025. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Income Taxes:

The effective tax rate was lower for the three months ended March 31, 2026 as compared to the same 2025 period, primarily due to the mix of earnings and timing of discrete tax items.

Segment Results

The following table presents components of Net sales by segment:

Three Months Ended March 31,
		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2026
Operating Segments
Americas Welding	$653,107	$(2,635)	$49,479	$—	$6,274	$706,225
International Welding	219,061	(21,631)	297	15,794	13,514	227,035
The Harris Products Group	132,220	(1,375)	54,782	—	2,547	188,174

% Change
Americas Welding		(0.4)%	7.6%	—	0.9%	8.1%
International Welding		(9.9)%	0.1%	7.2%	6.2%	3.6%
The Harris Products Group		(1.0)%	41.4%	—	1.9%	42.3%

(1)	Decrease for the three months ended March 31, 2026 in International Welding is primarily related to lower project volumes within the Automation product line and the Middle East conflict.
(2)	Increase in Americas Welding and The Harris Products Group due to price actions taken in response to higher input costs.
(3)	Increase in International Welding due to the acquisition discussed in Note 4 to the consolidated financial statements.
(4)	Increase for the three months ended March 31, 2026 for all three segments relates to the weaker U.S. dollar.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. Adjusted EBIT is defined as Operating income plus Other income, adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following table presents Adjusted EBIT by segment:

			Favorable
			(Unfavorable)
	March 31,		2026 vs. 2025
	2026	2025	$	%
Americas Welding:
Net sales	$706,225	$653,107	$53,118	8.1%
Inter-segment sales	36,709	30,372	6,337	20.9%
Total Sales	$742,934	$683,479	$59,455	8.7%
Adjusted EBIT (1) (4)	$127,468	$124,198	$3,270	2.6%
As a percent of total sales (1)	17.2%	18.2%		(1.0)%
International Welding:
Net sales	$227,035	$219,061	$7,974	3.6%
Inter-segment sales	5,807	6,832	(1,025)	(15.0)%
Total Sales	$232,842	$225,893	$6,949	3.1%
Adjusted EBIT (2) (5)	$22,662	$23,012	$(350)	(1.5)%
As a percent of total sales (2)	9.7%	10.2%		(0.5)%
The Harris Products Group:
Net sales	$188,174	$132,220	$55,954	42.3%
Inter-segment sales	4,664	3,984	680	17.1%
Total Sales	$192,838	$136,204	$56,634	41.6%
Adjusted EBIT (3) (6)	$40,809	$24,329	$16,480	67.7%
As a percent of total sales (3)	21.2%	17.9%		3.3%
Corporate / Eliminations:
Inter-segment sales	$(47,180)	$(41,188)	$(5,992)	(14.5)%
Adjusted EBIT (7)	(1,395)	(1,650)	255	15.5%
Consolidated:
Net sales	$1,121,434	$1,004,388	$117,046	11.7%
Net income	$136,382	$118,487	$17,895	15.1%
As a percent of total sales	12.2%	11.8%		0.4%
Adjusted EBIT (8)	$189,544	$169,889	$19,655	11.6%
As a percent of sales	16.9%	16.9%		—%

(1)	Adjusted EBIT increased for the three months ended March 31, 2026 as compared to March 31, 2025 driven by the favorable net impact of organic sales, partially offset by unfavorable impact of product mix; Adjusted EBIT as a percent of sales decreased for the same period due to the timing of pricing actions, higher employee costs and an increase in allocated corporate costs related to strategic initiatives.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the three months ended March 31, 2026 as compared to March 31, 2025 primarily driven by the unfavorable impact of lower volumes and an increase in allocated corporate costs related to strategic initiatives, partially offset by the benefit of acquisitions.
(3)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended March 31, 2026 as compared to March 31, 2025 primarily driven by operating leverage from higher organic sales.
(4)	The three months ended March 31, 2026 and 2025 exclude Rationalization and asset impairment net charges of $573 and $2,135, respectively, as discussed in Note 6 to the consolidated financial statements.
(5)	The three months ended March 31, 2026 and 2025 exclude Rationalization and asset impairment net charges of $1,772 and $1,552, respectively, as discussed in Note 6 to the consolidated financial statements.

(6)	The three months ended March 31, 2026 and 2025 exclude Rationalization and asset impairment net gains of $182 and net charges of $178, respectively, as discussed in Note 6 to the consolidated financial statements.
(7)	The three months ended March 31, 2026 and 2025 exclude transaction costs of $653 and $802, respectively, as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Operating income as reported	$186,158	$164,918
Special items (pre-tax):
Rationalization and asset impairment net charges (1)	2,163	3,865
Transaction costs (2)	653	802
Amortization of step up in value of acquired inventories (3)	—	(140)
Adjusted operating income	$188,974	$169,445
As a percentage of net sales	16.9%	16.9%

Net income as reported	$136,382	$118,487
Special items:
Rationalization and asset impairment net charges (1)	2,163	3,865
Transaction costs (2)	653	802
Amortization of step up in value of acquired inventories (3)	—	(140)
Tax effect of Special items (4)	(740)	(1,158)
Adjusted net income	138,458	121,856
Interest expense, net	13,374	12,127
Income taxes as reported	36,972	34,748
Tax effect of Special items (4)	740	1,158
Adjusted EBIT	$189,544	$169,889

Effective tax rate as reported	21.3%	22.7%
Net special item tax impact	0.1%	0.1%
Adjusted effective tax rate	21.4%	22.8%

Diluted earnings per share as reported	$2.47	$2.10
Special items per share	0.03	0.06
Adjusted diluted earnings per share	$2.50	$2.16

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.

(2)	Transaction costs primarily relate to acquisitions and are included in Selling, general & administrative expenses.
(3)	Costs relate to acquisitions and are included in Cost of goods sold.
(4)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of March 31, 2026, the Company had $298,903 of cash and cash equivalents on hand and $163,502 of outstanding borrowings under its $1,024,982 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2026	2025	$ Change
Cash provided by operating activities (1)	$102,170	$185,693	$(83,523)
Cash used by investing activities	(38,715)	(22,303)	(16,412)
Capital expenditures	(39,163)	(26,949)	(12,214)
Cash used by financing activities	(72,569)	(144,488)	71,919
Proceeds from (payments on) short-term borrowings, net	19,613	(904)	20,517
Purchase of shares for treasury	(56,670)	(106,694)	50,024
Cash dividends paid to shareholders	(44,071)	(42,975)	(1,096)
(Decrease) increase in Cash and cash equivalents	(9,886)	17,443	(27,329)

(1)	Cash provided by operating activities decreased for the three months ended March 31, 2026, compared with the three months ended March 31, 2025 primarily due to unfavorable working capital.

As of March 31, 2026, the Company had cash of $298,903, of which $281,612 was held by international subsidiaries.

In April 2026, the Company paid a cash dividend of $0.79 per share, or $43,282, to shareholders of record on March 31, 2026.

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

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. Additionally, the Company has other lines of credit with total availability of $24,982. As of March 31, 2026, the Company had total availability of $861,480 under its revolving credit facilities. Refer to Note 10 to the consolidated financial statements for further information on our revolving lines of credit.

Working Capital Ratios

	March 31, 2026	December 31, 2025	March 31, 2025
Average operating working capital to Net sales (1) (2)	18.6%	17.9%	17.8%
Days sales in Inventories (2)	120.8	116.4	115.7
Days sales in Accounts receivable	51.2	49.4	50.5
Average days in Trade accounts payable	63.0	53.4	58.6

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	Due to the strategic increase of inventory to serve customers, the Company had higher inventories relative to expected Net sales resulting in higher Days sales in Inventories and Average operating working capital to Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of March 31, 2026, there were 4.9 million shares available under the authorization. The Company is not obligated to make any repurchases.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

\

	Twelve Months Ended March 31,
	2026	2025
Net income as reported	$538,428	$461,180
Plus: Interest expense (after-tax)	44,044	41,450
Less: Interest income (after-tax)	4,459	6,868
Net operating profit after taxes	$578,013	$495,762
Special items:
Rationalization and asset impairment net charges	16,497	55,120
Transaction costs	2,590	6,085
Pension settlement net charges	719	3,792
Amortization of step up in value of acquired inventories	4,104	4,883
Loss on asset disposal	—	4,950
Tax effect of Special items (1)	5,595	(11,545)
Adjusted net operating profit after taxes	$607,518	$559,047

Invested Capital	March 31, 2026	March 31, 2025
Short-term debt	$163,502	$109,620
Long-term debt, less current portion	1,150,138	1,150,473
Total debt	1,313,640	1,260,093
Total equity	1,511,260	1,340,170
Invested capital	$2,824,900	$2,600,263

Return on invested capital as reported	20.5%	19.1%
Adjusted return on invested capital	21.5%	21.5%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of commercial and operating initiatives; the effectiveness of information systems and cybersecurity systems; presence of artificial intelligence technologies; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, including but not limited to, the ongoing geopolitical conflicts, political unrest, acts of terror, natural disasters and pandemics on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2025. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2026, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 1,052 plaintiffs, which is a net decrease of 74 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,346 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 2 were resolved by agreement for an immaterial amount and 1,023 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2026 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
January 1 - 31, 2026	65,803	(1)	$253.98	64,535	5,032,096
February 1 - 28, 2026	68,316	(1)	286.97	54,526	4,977,570
March 1 - 31, 2026	76,254	(1)	266.91	68,586	4,908,984
Total	210,373	111	$269.38	187,647

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 5.1 million shares at a total cost of $968.7 million for a weighted average cost of $189.44 per share through March 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Form of Stock Option Agreement for Executive Officers for awards granted in 2026 (filed herewith).
10.2*	Form of Restricted Stock Unit Agreement for Executive Officers for awards granted in 2026 (filed herewith).
10.3*	Form of Performance Share Award Agreement for Executive Officers for awards granted in 2026 (filed herewith).
31.1	Certification of the Chairman and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2

Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of the Chairman and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
April 30, 2026