Form 10-Q
period 2026-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2026-07-30
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of June 30, 2026 was 54,505,757.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales (Note 2)	$1,219,663	$1,088,673	$2,341,097	$2,093,061
Cost of goods sold	770,667	683,126	1,492,969	1,322,066
Gross profit	448,996	405,547	848,128	770,995
Selling, general & administrative expenses	224,871	210,861	435,682	407,526
Rationalization and asset impairment net charges (Note 6)	3,481	2,542	5,644	6,407
Operating income	220,644	192,144	406,802	357,062
Interest expense, net	12,521	12,619	25,895	24,746
Other (expense) income	(241)	4,034	329	4,478
Income before income taxes	207,882	183,559	381,236	336,794
Income taxes (Note 11)	49,363	40,163	86,335	74,911
Net income	$158,519	$143,396	$294,901	$261,883

Basic earnings per share (Note 3)	$2.90	$2.58	$5.39	$4.69
Diluted earnings per share (Note 3)	$2.88	$2.56	$5.34	$4.66
Cash dividends declared per share	$0.79	$0.75	$1.58	$1.50

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$158,519	$143,396	$294,901	$261,883
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	(176)	173	(1,499)	1,002
Defined benefit pension plan activity	13	(37)	(43)	(1,322)
Currency translation adjustment	436	60,119	(6,023)	89,798
Other comprehensive income (loss):	273	60,255	(7,565)	89,478
Comprehensive income	$158,792	$203,651	$287,336	$351,361

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2026	December 31, 2025
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$242,443	$308,789
Accounts receivable (less allowance for doubtful accounts of $10,510 in 2026; $11,326 in 2025)	586,348	538,791
Inventories (Note 8)	690,543	633,364
Other current assets	241,216	258,568
Total Current Assets	1,760,550	1,739,512
Property, plant and equipment (less accumulated depreciation of $965,937 in 2026; $942,806 in 2025)	731,762	702,762
Goodwill	885,232	886,686
Other assets	435,766	448,617
TOTAL ASSETS	$3,813,310	$3,777,577
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$—	$143,780
Trade accounts payable	447,437	364,934
Accrued employee compensation and benefits	156,479	116,158
Other current liabilities	284,167	331,819
Total Current Liabilities	888,083	956,691
Long-term debt, less current portion (Note 10)	1,150,054	1,150,228
Other liabilities	220,993	200,864
Total Liabilities	2,259,130	2,307,783
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2026 and 2025; outstanding 54,505,757 shares in 2026 and 54,845,950 in 2025	9,858	9,858
Additional paid-in capital	617,879	601,566
Retained earnings	4,548,978	4,342,080
Accumulated other comprehensive loss	(213,496)	(205,931)
Treasury shares, at cost - 44,075,677 shares in 2026 and 43,735,484 shares in 2025	(3,409,039)	(3,277,779)
Total Equity	1,554,180	1,469,794
TOTAL LIABILITIES AND TOTAL EQUITY	$3,813,310	$3,777,577

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2025	54,846	$9,858	$601,566	$4,342,080	$(205,931)	$(3,277,779)	$1,469,794
Net income				136,382			136,382
Defined benefit pension plan activity, net of tax					(56)		(56)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,323)		(1,323)
Currency translation adjustment, net of tax					(6,459)		(6,459)
Cash dividends declared – $0.79 per share				(43,408)			(43,408)
Stock-based compensation activity	151		16,670			1,469	18,139
Purchase of shares for treasury	(210)					(56,670)	(56,670)
Other			(5,845)	706			(5,139)
Balance at March 31, 2026	54,787	$9,858	$612,391	$4,435,760	$(213,769)	$(3,332,980)	$1,511,260
Net income				158,519			158,519
Defined benefit pension plan activity, net of tax					13		13
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(176)		(176)
Currency translation adjustment, net of tax					436		436
Cash dividends declared – $0.79 per share				(43,591)			(43,591)
Stock-based compensation activity	6		4,812			62	4,874
Purchase of shares for treasury	(287)					(76,121)	(76,121)
Other			676	(1,710)			(1,034)
Balance at June 30, 2026	54,506	$9,858	$617,879	$4,548,978	$(213,496)	$(3,409,039)	$1,554,180

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$294,901	$261,883
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	51,978	48,246
Deferred income taxes	18,492	(26,342)
Stock-based compensation	14,455	12,277
Other, net	(1,736)	(179)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(48,609)	(52,208)
Increase in inventories	(60,153)	(47,648)
Decrease (increase) in other current assets	18,149	(3,408)
Increase in trade accounts payable	83,216	68,092
(Decrease) increase in other current liabilities	(11,288)	68,579
Net change in other assets and liabilities	(3,471)	229
NET CASH PROVIDED BY OPERATING ACTIVITIES	355,934	329,521
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(70,600)	(52,392)
Acquisition of businesses, net of cash acquired	140	(32,309)
Proceeds from sale of property, plant and equipment	1,256	5,231
NET CASH USED BY INVESTING ACTIVITIES	(69,204)	(79,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings, net	(143,889)	(5,206)
Payments on long-term borrowings	—	(169)
Proceeds from exercise of stock options	8,559	6,394
Purchase of shares for treasury	(132,792)	(233,824)
Cash dividends paid to shareholders	(87,466)	(84,904)
NET CASH USED BY FINANCING ACTIVITIES	(355,588)	(317,709)
Effect of exchange rate changes on Cash and cash equivalents	2,512	(10,123)
DECREASE IN CASH AND CASH EQUIVALENTS	(66,346)	(77,781)

Cash and cash equivalents at beginning of period	308,789	377,262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,443	$299,481

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consumables	$688,009	$594,646	$1,324,018	$1,115,249
Equipment	302,581	277,611	577,738	546,118
Automation	229,073	216,416	439,341	431,694
Net sales	$1,219,663	$1,088,673	$2,341,097	$2,093,061

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

At June 30, 2026, the Company recorded $41,105 related to advance customer payments and $41,855 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2025, the balances related to advance customer payments and billings in excess of revenue recognized were $49,451 and $62,778, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

At June 30, 2026 and December 31, 2025, the Company recorded $77,035 and $78,211, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$158,519	$143,396	$294,901	$261,883
Denominator (shares in 000's):
Basic weighted average shares outstanding	54,662	55,545	54,742	55,801
Effect of dilutive securities - Stock options and awards	440	423	464	441
Diluted weighted average shares outstanding	55,102	55,968	55,206	56,242
Basic earnings per share	$2.90	$2.58	$5.39	$4.69
Diluted earnings per share	$2.88	$2.56	$5.34	$4.66

For the three months ended June 30, 2026 and 2025, common shares subject to equity-based awards of 37,641 and 27,376, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2026 and 2025, common shares subject to equity-based awards of 50,156 and 33,692, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

On April 1, 2025, the Company acquired a 35% ownership interest in Alloy Steel Australia (Int) Pty Ltd. (“Alloy Steel”), a privately held manufacturer of maintenance and repair solutions headquartered in Perth, Australia. On August 1, 2025, the Company acquired the remaining 65% ownership interest in Alloy Steel. In total, the Company acquired 100% ownership of Alloy Steel for a total purchase price of $131,154, net of cash acquired and certain debt-like items. Alloy Steel supplies proprietary technology, engineering services and digital monitoring to the mining sector.

The Company recognized acquisition costs of $356 during the six months ended June 30, 2026, and $429 and $1,231 during the three and six months ended June 30, 2025, respectively. Acquisition costs are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following tables present Adjusted EBIT by segment and other segment information:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Three Months Ended June 30, 2026
Net sales	$774,438	$243,292	$201,933	$1,219,663
Inter-segment sales	28,904	7,564	4,972	41,440
	803,342	250,856	206,905	1,261,103
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(41,440)
Net sales				$1,219,663
Cost of goods sold	486,477	175,789	148,938
Other segment expenses (1) (3)	159,782	50,754	15,901
Addback: Special items charge (1)	(1,012)	(2,282)	(187)
Segment Adjusted EBIT	$158,095	$26,595	$42,253	$226,943

Other Segment Information
Capital expenditures	$(21,958)	$(6,370)	$(3,109)	$(31,437)
Depreciation and amortization	17,868	6,671	2,590	27,129

Three Months Ended June 30, 2025
Net sales	$696,730	$232,824	$159,119	$1,088,673
Inter-segment sales	43,391	7,641	5,110	56,142
	740,121	240,465	164,229	1,144,815
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(56,142)
Net sales				$1,088,673
Cost of goods sold	449,197	170,287	117,975
Other segment expenses (2) (3)	153,914	41,179	14,456
Addback: Special items charge (2)	(905)	(1,551)	(86)
Segment Adjusted EBIT	$137,915	$30,550	$31,884	$200,349

Other Segment Information
Capital expenditures	$(19,972)	$(4,609)	$(862)	$(25,443)
Depreciation and amortization	17,139	5,485	2,598	25,222

(1)	In the three months ended June 30, 2026, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $1,012, $2,282, and $187 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(2)	In the three months ended June 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $905, $1,551, and $86 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Six Months Ended June 30, 2026
Net sales	$1,480,663	$470,327	$390,107	$2,341,097
Inter-segment sales	65,613	13,371	9,636	88,620
	1,546,276	483,698	399,743	2,429,717
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(88,620)
Net sales				$2,341,097
Cost of goods sold	951,367	342,873	286,538
Other segment expenses (1) (3)	310,931	95,622	30,148
Addback: Special items charge (1)	(1,585)	(4,054)	(5)
Segment Adjusted EBIT	$285,563	$49,257	$83,062	$417,882

Other Segment Information
Capital expenditures	$(48,941)	$(15,685)	$(5,974)	$(70,600)
Depreciation and amortization	35,642	13,353	5,239	54,234

Six Months Ended June 30, 2025
Net sales	$1,349,837	$451,885	$291,339	$2,093,061
Inter-segment sales	73,763	14,473	9,094	97,330
	1,423,600	466,358	300,433	2,190,391
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(97,330)
Net sales				$2,093,061
Cost of goods sold	866,897	333,729	215,948
Other segment expenses (2) (3)	297,630	82,030	28,536
Addback: Special items charge (2)	(3,040)	(2,963)	(264)
Segment Adjusted EBIT	$262,113	$53,562	$56,213	$371,888

Other Segment Information
Capital expenditures	$(41,738)	$(8,216)	$(2,438)	$(52,392)
Depreciation and amortization	33,253	10,863	5,261	49,377

(1)	In the six months ended June 30, 2026, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $1,585, $4,054, and $5 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(2)	In the six months ended June 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $3,040, $3,103, and $264 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents reconciliations of segment information to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Segment Adjusted EBIT to Consolidated Income before income taxes
Segment Adjusted EBIT	$226,943	$200,349	$417,882	$371,888
Addback: Segment special items charge	(3,481)	(2,542)	(5,644)	(6,267)
Corporate special items charge (1)	(15)	(429)	(668)	(1,231)
Elimination of inter-segment profit	(903)	(1,809)	(811)	(2,822)
Unallocated corporate expenses, net	(2,141)	609	(3,628)	(28)
Interest income	1,802	1,662	3,187	3,917
Interest expense	(14,323)	(14,281)	(29,082)	(28,663)
Consolidated Income before income taxes	$207,882	$183,559	$381,236	$336,794

Reconciliation of Other Segment Information to Consolidated Information
Capital expenditures
Segment totals	$(31,437)	$(25,443)	$(70,600)	$(52,392)
Adjustments	—	—	—	—
Consolidated totals	$(31,437)	$(25,443)	$(70,600)	$(52,392)

Depreciation and amortization
Segment totals	$27,129	$25,222	$54,234	$49,377
Adjustments	(1,160)	(760)	(2,256)	(1,131)
Consolidated totals	$25,969	$24,462	$51,978	$48,246

(1) Corporate special items primarily include transaction costs.
			June 30, 2026	December 31, 2025
Reconciliation of Segment Assets to Consolidated Assets
Americas Welding			$2,536,957	$2,464,376
International Welding			1,165,674	1,244,117
The Harris Products Group			475,648	431,259
Total Segment Assets			4,178,279	4,139,752
Corporate Assets			41,871	41,033
LIFO reserve not allocated to segments			(143,613)	(138,589)
Eliminations			(263,227)	(264,619)
Total Consolidated Assets			$3,813,310	$3,777,577

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business.

The following table presents Rationalization and asset impairment net charges by segment:

	Six Months Ended June 30,
	2026	2025
Americas Welding	$1,585	$3,040
International Welding	4,054	3,103
The Harris Products Group	5	264
Total	$5,644	$6,407

At June 30, 2026 and December 31, 2025, rationalization liabilities of $3,533 and $7,085, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

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

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2026:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2025	$944	$5,713	$428	$7,085
Payments and other adjustments	(1,842)	(6,932)	(422)	(9,196)
Charged to expense	1,585	4,054	5	5,644
Balance at June 30, 2026	$687	$2,835	$11	$3,533

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended June 30, 2026
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2026	$16,364	$(1,118)	$(229,015)		$(213,769)
Other comprehensive income before reclassification	1,309	—	436		1,745
Amounts reclassified from AOCI	(1,485)	13	—		(1,472)
Net current-period other comprehensive (loss) income	(176)	13	436		273
Balance at June 30, 2026	$16,188	$(1,105)	$(228,579)		$(213,496)

	Three Months Ended June 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at March 31, 2025	$18,084	$(2,333)	$(286,663)		$(270,912)
Other comprehensive income before reclassification	957	—	60,119		61,076
Amounts reclassified from AOCI	(784)	(37)	—		(821)
Net current-period other comprehensive income (loss)	173	(37)	60,119		60,255
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Six Months Ended June 30, 2026
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2025	$17,687	$(1,062)	$(222,556)		$(205,931)
Other comprehensive income (loss) before reclassification	2,388	—	(6,023)		(3,635)
Amounts reclassified from AOCI	(3,887)	(43)	—		(3,930)
Net current-period other comprehensive loss	(1,499)	(43)	(6,023)		(7,565)
Balance at June 30, 2026	$16,188	$(1,105)	$(228,579)		$(213,496)

	Six Months Ended June 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	2,105	—	89,798		91,903
Amounts reclassified from AOCI	(1,103)	(1,322)	—		(2,425)
Net current-period other comprehensive income (loss)	1,002	(1,322)	89,798		89,478
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2026	December 31, 2025
Raw materials	$145,890	$164,440
Work-in-process	163,380	124,351
Finished goods	381,273	344,573
Total	$690,543	$633,364

At both June 30, 2026 and December 31, 2025, approximately 38% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $143,613 and $138,589 at June 30, 2026 and December 31, 2025, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance Sheets:

Operating Leases	Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets	Other assets	$51,719	$52,989

Current liabilities	Other current liabilities	$14,212	$13,460
Noncurrent liabilities	Other liabilities	37,852	40,061
Total lease liabilities		$52,064	$53,521

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2026
2026	$9,544
2027	14,273
2028	12,229
2029	8,134
2030	4,063
After 2030	10,697
Total lease payments	$58,940
Less: Imputed interest	6,876
Operating lease liabilities	$52,064

As of June 30, 2026 the weighted average remaining lease term is 5.7 years and the weighted average discount rate used to determine the operating lease liability is 3.8%.

Other information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease expense (1)	$8,117	$6,444	$14,741	$12,334
Cash paid for amounts included in the measurement of lease liabilities (2)	4,308	3,990	8,979	6,542
Right-of-use assets obtained in exchange for operating lease liabilities	4,554	4,399	6,070	4,653

(1)	Amounts are included in Costs of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statement of Income.
(2)	Amounts are included in Net Cash Provided by Operating Activities in the Company’s Consolidated Statement of Cash Flows.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — DEBT

At June 30, 2026 and December 31, 2025, debt consisted of the following:

		June 30, 2026	December 31, 2025
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series B due August 20, 2030	3.35%	$100,000	$100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(1)	—	10
		1,150,000	1,150,010
Plus interest rate swap adjustment		2,339	2,678
Less current portion		—	—
Less debt issuance costs		2,285	2,460
Long-term debt, less current portion		1,150,054	1,150,228
Short-term debt
Amounts due to banks	Variable(2)	—	143,780
Current portion long-term debt		—	—
Total short-term debt		—	143,780
Total debt		$1,150,054	$1,294,008

(1)	Interest rate was 7.97% at December 31, 2025.
(2)	Weighted average interest rate on the revolving credit facility was 4.7% as of December 31, 2025. Weighted average interest rate of other lines of credit related to liquidity needs in a hyperinflationary country was 41.6% as of December 31, 2025.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of June 30, 2026, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes was 4.16%, including the impact from terminated swap agreements, and 8.2 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2026 the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

The Company has other lines of credit and debt agreements totaling $47,482. As of June 30, 2026, the Company was in compliance with all of its covenants and had no outstanding debt under short-term lines of credit.

Fair Value of Debt

At June 30, 2026 and December 31, 2025, the fair value of long-term debt, including the current portion, was approximately $1,074,811 and $1,125,338, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,150,054 and $1,150,232, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company recognized $86,335 of tax expense on pre-tax income of $381,236, resulting in an effective income tax rate of 22.6% for the six months ended June 30, 2026. The effective income tax rate was 22.2% for the six months ended June 30, 2025. The effective tax rate was higher for the six months ended June 30, 2026, as compared with the same period in 2025, primarily due to the mix of earnings and timing of discrete tax items.

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and six months ended June 30, 2026 and 2025.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

was considered significant at June 30, 2026. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $75,802 and $88,555 at June 30, 2026 and December 31, 2025, respectively.

Net Investment Hedges

The Company has foreign currency forward contracts and zero-cost collar contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of the foreign currency forward contracts and zero-cost collar contracts were $307,871 and $337,659 at June 30, 2026 and December 31, 2025, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $577,777 and $370,668 at June 30, 2026 and December 31, 2025, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2026				December 31, 2025
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,693	$187	$—	$—	$2,149	$289	$—	$—
Net investment contracts	7,254	528	—	—	102	12,529	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,127	1,323	—	—	582	470	—	—
Total derivatives	$10,074	$2,038	$—	$—	$2,833	$13,288	$—	$—

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2026	2025	2026	2025
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,640	$13,625	$(1,714)	$21,958

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2026	December 31, 2025
Foreign exchange contracts	$993	$1,396
Forward starting swap agreements	15,195	16,291
Net investment contracts	(1,079)	(5,721)

The Company expects a gain of $993 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

	Gain (loss) recognized in the	Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Consolidated Statements of Income:	2026	2025	2026	2025
Foreign exchange contracts	Sales	$1,041	$378	$2,513	$(335)
	Cost of goods sold	132	182	1,691	543
Forward starting swap agreements	Interest expense, net	689	689	1,378	1,378

NOTE 13 — FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2026, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2026	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,820	$—	$2,820	$—
Net investment contracts	7,254	—	7,254	—
Pension surplus	5,966	5,966	—	—
Total assets	$16,040	$5,966	$10,074	$—
Liabilities:
Foreign exchange contracts	$1,510	$—	$1,510	$—
Net investment contracts	528	—	528	—
Deferred compensation	28,052	—	28,052	—
Total liabilities	$30,090	$—	$30,090	$—

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both June 30, 2026 and December 31, 2025.

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2026 and December 31, 2025.

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

NOTE 14 — SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At June 30, 2026 and December 31, 2025, Trade accounts payable included $32,229 and $25,709, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following tables show the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2026		2025		2026 vs. 2025
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,219,663		$1,088,673		$130,990	12.0%
Cost of goods sold	770,667		683,126		(87,541)	(12.8)%
Gross profit	448,996	36.8%	405,547	37.3%	43,449	10.7%
Selling, general & administrative expenses	224,871	18.4%	210,861	19.4%	(14,010)	(6.6)%
Rationalization and asset impairment net charges	3,481	0.3%	2,542	0.2%	(939)	(36.9)%
Operating income	220,644	18.1%	192,144	17.6%	28,500	14.8%
Interest expense, net	12,521		12,619		98	0.8%
Other (expense) income	(241)		4,034		(4,275)	(106.0)%
Income before income taxes	207,882	17.0%	183,559	16.9%	24,323	13.3%
Income taxes	49,363		40,163		(9,200)	(22.9)%
Effective tax rate	23.7%		21.9%		(1.8)%
Net income	$158,519	13.0%	$143,396	13.2%	$15,123	10.5%
Diluted earnings per share	$2.88		$2.56		$0.32	12.5%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2026		2025		2026 vs. 2025
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,341,097		$2,093,061		$248,036	11.9%
Cost of goods sold	1,492,969		1,322,066		(170,903)	(12.9)%
Gross profit	848,128	36.2%	770,995	36.8%	77,133	10.0%
Selling, general & administrative expenses	435,682	18.6%	407,526	19.5%	(28,156)	(6.9)%
Rationalization and asset impairment net charges	5,644	0.2%	6,407	0.3%	763	11.9%
Operating income	406,802	17.4%	357,062	17.1%	49,740	13.9%
Interest expense, net	25,895		24,746		(1,149)	(4.6)%
Other income	329		4,478		(4,149)	(92.7)%
Income before income taxes	381,236	16.3%	336,794	16.1%	44,442	13.2%
Income taxes	86,335		74,911		(11,424)	(15.3)%
Effective tax rate	22.6%		22.2%		(0.4)%
Net income	$294,901	12.6%	$261,883	12.5%	$33,018	12.6%
Diluted earnings per share	$5.34		$4.66		$0.68	14.6%

Net Sales:

The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume	Price	Acquisitions	Exchange	2026
Lincoln Electric Holdings, Inc.	$1,088,673	$25,790	$83,911	$16,193	$5,096	$1,219,663
% Change
Lincoln Electric Holdings, Inc.		2.4%	7.7%	1.5%	0.4%	12.0%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume	Price	Acquisitions	Exchange	2026
Lincoln Electric Holdings, Inc.	$2,093,061	$149	$188,469	$31,987	$27,431	$2,341,097
% Change
Lincoln Electric Holdings, Inc.		—	9.0%	1.5%	1.4%	11.9%

Net sales increased for the three and six months ended June 30, 2026 due to an increase in organic sales and a benefit from acquisitions and foreign exchange. The increase in organic sales for the three months ended June 30, 2026 is driven by an increase in pricing, primarily due to higher input costs, as well as higher volumes. The increase in organic sales for the six months ended June 30, 2026 is driven by an increase in pricing, primarily due to higher input costs.

Gross Profit:

Gross profit as a percentage of sales decreased 0.5% and 0.6% for the three and six months ended June 30, 2026, respectively, as compared to the same 2025 periods, driven by unfavorable impacts from product mix and higher input costs. This includes last-in, first-out (“LIFO”) charges of $4,186 and $5,024 for the three and six months ended June 30, 2026 and LIFO charges of $8,523 and $10,284 for the three and six months ended June 30, 2025, respectively, which are primarily due to rising input costs.

Selling, General & Administrative Expenses:

Selling, general & administrative expenses increased in the three and six months ended June 30, 2026 as compared to the same 2025 periods, primarily due to increases in spend related to the Company’s RISE strategic initiatives, acquisitions and the unfavorable impact of foreign currency translation. Selling, general & administrative expenses as a percentage of sales decreased primarily due to higher organic sales.

Operating Income:

Operating income as a percentage of sales was 18.1% for the three months ended June 30, 2026 as compared to 17.6% in the prior year period. Excluding special items, Operating income as a percentage of sales was 18.4% for the three months ended June 30, 2026 as compared with 17.9% in the prior year period. Operating income as a percentage of sales was 17.4% for the six months ended June 30, 2026 as compared to 17.1% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.6% in the six months ended June 30, 2026 as compared with 17.4% in the prior year period. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Income Taxes:

The effective tax rate was higher for the three and six months ended June 30, 2026 as compared to the same 2025 periods, primarily due to the mix of earnings and timing of discrete tax items.

Segment Results

The following tables present components of Net sales by segment:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2026
Operating Segments
Americas Welding	$696,730	$49,704	$25,681	$—	$2,323	$774,438
International Welding	232,824	(10,931)	3,776	16,193	1,430	243,292
The Harris Products Group	159,119	(12,983)	54,454	—	1,343	201,933

% Change
Americas Welding		7.1%	3.7%	—	0.4%	11.2%
International Welding		(4.7)%	1.6%	7.0%	0.6%	4.5%
The Harris Products Group		(8.2)%	34.2%	—	0.9%	26.9%

Six Months Ended June 30,
		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2026
Operating Segments
Americas Welding	$1,349,837	$47,069	$75,160	$—	$8,597	$1,480,663
International Welding	451,885	(32,562)	4,073	31,987	14,944	470,327
The Harris Products Group	291,339	(14,358)	109,236	—	3,890	390,107

% Change
Americas Welding		3.5%	5.6%	—	0.6%	9.7%
International Welding		(7.2)%	0.9%	7.1%	3.3%	4.1%
The Harris Products Group		(4.9)%	37.5%	—	1.3%	33.9%

(1)	Increase for the three and six months ended June 30, 2026 in Americas Welding is primarily due to improved industrial demand and higher project volumes within the automation product line. Decrease for the three months ended June 30, 2026 in International Welding is primarily due to slowing industrial activity in Europe and the Middle East conflict. Decrease for the six months ended June 30, 2026 in International Welding is primarily due to slowing industrial activity in Europe, the Middle East conflict and lower project volumes within the automation product line. Decrease for the three and six months ended June 30, 2026 in The Harris Products Group is primarily due to a challenging prior year comparison resulting from expanded market presence in retail.
(2)	Increase in all segments due to price actions taken in response to higher input costs.
(3)	Increase in International Welding due to the acquisition discussed in Note 4 to the consolidated financial statements.
(4)	Increase for the three and six months ended June 30, 2026 for all three segments was primarily attributable to the favorable impact of a stronger U.S. dollar.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. Adjusted EBIT is defined as Operating income plus Other income, adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following tables presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Americas Welding:
Net sales	$774,438	$696,730	$77,708	11.2%
Inter-segment sales	28,904	43,391	(14,487)	(33.4)%
Total Sales	$803,342	$740,121	63,221	8.5%
Adjusted EBIT (1) (4)	$158,095	$137,915	20,180	14.6%
As a percent of total sales (1)	19.7%	18.6%		1.1%
International Welding:
Net sales	$243,292	$232,824	10,468	4.5%
Inter-segment sales	7,564	7,641	(77)	(1.0)%
Total Sales	$250,856	$240,465	10,391	4.3%
Adjusted EBIT (2) (5)	$26,595	$30,550	(3,955)	(12.9)%
As a percent of total sales (2)	10.6%	12.7%		(2.1)%
The Harris Products Group:
Net sales	$201,933	$159,119	42,814	26.9%
Inter-segment sales	4,972	5,110	(138)	(2.7)%
Total Sales	$206,905	$164,229	42,676	26.0%
Adjusted EBIT (3) (6)	$42,253	$31,884	10,369	32.5%
As a percent of total sales (3)	20.4%	19.4%		1.0%
Corporate / Eliminations:
Inter-segment sales	$(41,440)	$(56,142)	14,702	26.2%
Adjusted EBIT (7)	(3,044)	(1,200)	(1,844)	(153.7)%
Consolidated:
Net sales	$1,219,663	$1,088,673	130,990	12.0%
Net income	$158,519	$143,396	15,123	10.5%
As a percent of total sales	13.0%	13.2%		(0.2)%
Adjusted EBIT (8)	$223,899	$199,149	24,750	12.4%
As a percent of sales	18.4%	18.3%		0.1%

(1)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended June 30, 2026 as compared to June 30, 2025 primarily driven by the favorable net impact of organic sales partially offset by rising input costs.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the three months ended June 30, 2026 as compared to June 30, 2025 primarily driven by unfavorable impact of lower volumes and higher input costs, partially offset by the benefit of acquisitions.
(3)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended June 30, 2026 as compared to June 30, 2025 primarily driven by operating leverage from higher organic sales.
(4)	The three months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $1,012 and $905, respectively, as discussed in Note 6 to the consolidated financial statements.

(5)	The three months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $2,282 and $1,551, respectively, as discussed in Note 6 to the consolidated financial statements.
(6)	The three months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $187 and $86, respectively, as discussed in Note 6 to the consolidated financial statements.
(7)	The three months ended June 30, 2026 and 2025 exclude transaction costs of $15 and $429, respectively, as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Americas Welding:
Net sales	$1,480,663	$1,349,837	$130,826	9.7%
Inter-segment sales	65,613	73,763	(8,150)	(11.0)%
Total Sales	$1,546,276	$1,423,600	$122,676	8.6%
Adjusted EBIT (1) (4)	$285,563	$262,113	$23,450	8.9%
As a percent of total sales (1)	18.5%	18.4%		0.1%
International Welding:
Net sales	$470,327	$451,885	$18,442	4.1%
Inter-segment sales	13,371	14,473	(1,102)	(7.6)%
Total Sales	$483,698	$466,358	$17,340	3.7%
Adjusted EBIT (2) (5)	$49,257	$53,562	$(4,305)	(8.0)%
As a percent of total sales (2)	10.2%	11.5%		(1.3)%
The Harris Products Group:
Net sales	$390,107	$291,339	$98,768	33.9%
Inter-segment sales	9,636	9,094	542	6.0%
Total Sales	$399,743	$300,433	$99,310	33.1%
Adjusted EBIT (3) (6)	$83,062	$56,213	$26,849	47.8%
As a percent of total sales (3)	20.8%	18.7%		2.1%
Corporate / Eliminations:
Inter-segment sales	$(88,620)	$(97,330)	$8,710	8.9%
Adjusted EBIT (7)	(4,439)	(2,850)	(1,589)	(55.8)%
Consolidated:
Net sales	$2,341,097	$2,093,061	$248,036	11.9%
Net income	$294,901	$261,883	$33,018	12.6%
As a percent of total sales	12.6%	12.5%		0.1%
Adjusted EBIT (8)	$413,443	$369,038	$44,405	12.0%
As a percent of sales	17.7%	17.6%		0.1%

(1)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the six months ended June 30, 2026 as compared to June 30, 2025 driven by a favorable net impact of organic sales, partially offset by rising input costs.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the six months ended June 30, 2026 as compared to June 30, 2025 primarily driven by the unfavorable impact of lower volumes and higher input costs, partially offset by the benefit of acquisitions.

(3)	Adjusted EBIT and Adjusted EBIT as a percentage of sales increased for the six months ended June 30, 2026 as compared to June 30, 2025 primarily driven by operating leverage from higher organic sales.
(4)	The six months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $1,585 and $3,040, respectively, as discussed in Note 6 to the consolidated financial statements.
(5)	The six months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $4,054 and $3,103, respectively, as discussed in Note 6 to the consolidated financial statements.
(6)	The six months ended June 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $5 and $264, respectively, as discussed in Note 6 to the consolidated financial statements.
(7)	The six months ended June 30, 2026 and 2025 exclude transaction costs of $668 and $1,231, respectively, as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income as reported	$220,644	$192,144	$406,802	$357,062
Special items (pre-tax):
Rationalization and asset impairment net charges (1)	3,481	2,542	5,644	6,407
Transaction costs (2)	15	429	668	1,231
Amortization of step up in value of acquired inventories (3)	—	—	—	(140)
Adjusted operating income	$224,140	$195,115	$413,114	$364,560
As a percentage of net sales	18.4%	17.9%	17.6%	17.4%

Net income as reported	$158,519	$143,396	$294,901	$261,883
Special items:
Rationalization and asset impairment net charges (1)	3,481	2,542	5,644	6,407
Transaction costs (2)	15	429	668	1,231
Amortization of step up in value of acquired inventories (3)	—	—	—	(140)
Tax effect of Special items (4)	(795)	(755)	(1,535)	(1,913)
Adjusted net income	161,220	145,612	299,678	267,468
Interest expense, net	12,521	12,619	25,895	24,746
Income taxes as reported	49,363	40,163	86,335	74,911
Tax effect of Special items (4)	795	755	1,535	1,913
Adjusted EBIT	$223,899	$199,149	$413,443	$369,038

Effective tax rate as reported	23.7%	21.9%	22.6%	22.2%
Net special item tax impact	—%	0.0%	0.1%	0.1%
Adjusted effective tax rate	23.7%	21.9%	22.7%	22.3%

Diluted earnings per share as reported	$2.88	$2.56	$5.34	$4.66
Special items per share	0.05	0.04	0.09	0.10
Adjusted diluted earnings per share	$2.93	$2.60	$5.43	$4.76

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Transaction costs primarily relate to acquisitions and are included in Selling, general & administrative expenses.
(3)	Costs relate to acquisitions and are included in Cost of goods sold.
(4)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of June 30, 2026, the Company had $242,443 of cash and cash equivalents on hand and no outstanding borrowings under its $1,047,482 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2026	2025	$ Change
Cash provided by operating activities (1)	$355,934	$329,521	$26,413
Cash used by investing activities	(69,204)	(79,470)	10,266
Capital expenditures	(70,600)	(52,392)	(18,208)
Acquisition of businesses, net of cash acquired	140	(32,309)	32,449
Cash used by financing activities	(355,588)	(317,709)	(37,879)
Payments on short-term borrowings, net	(143,889)	(5,206)	(138,683)
Purchase of shares for treasury	(132,792)	(233,824)	101,032
Cash dividends paid to shareholders	(87,466)	(84,904)	(2,562)
Decrease in Cash and cash equivalents	(66,346)	(77,781)	11,435

(1)	Cash provided by operating activities increased for the six months ended June 30, 2026, compared with the six months ended June 30, 2025 primarily due to favorable working capital.

As of June 30, 2026, the Company had cash of $242,443, of which $181,012 was held by international subsidiaries.

In July 2026, the Company paid a cash dividend of $0.79 per share, or $43,060, to shareholders of record on June 30, 2026.

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

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. Additionally, the Company has other lines of credit with total availability of $47,482. As of June 30, 2026, the Company had total availability of $1,047,482 under its revolving credit facilities. Refer to Note 10 to the consolidated financial statements for further information on our revolving lines of credit.

Working Capital Ratios

	June 30, 2026	December 31, 2025	June 30, 2025
Average operating working capital to Net sales (1)	16.9%	17.9%	18.4%
Days sales in Inventories	113.6	116.4	117.3
Days sales in Accounts receivable	46.9	49.4	49.4
Average days in Trade accounts payable	59.2	53.4	56.6

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of June 30, 2026, there were 4.6 million shares available under the authorization. The Company is not obligated to make any repurchases.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

\

	Twelve Months Ended June 30,
	2026	2025
Net income as reported	$553,551	$502,868
Plus: Interest expense (after-tax)	44,075	42,688
Less: Interest income (after-tax)	4,564	6,636
Net operating profit after taxes	$593,062	$538,920
Special items:
Rationalization and asset impairment net charges	17,436	31,172
Transaction costs	2,176	4,332
Pension settlement net charges	719	3,792
Amortization of step up in value of acquired inventories	4,104	4,771
Tax effect of Special items (1)	5,555	(11,118)
Adjusted net operating profit after taxes	$623,052	$571,869

Invested Capital	June 30, 2026	June 30, 2025
Short-term debt	$—	$105,323
Long-term debt, less current portion	1,150,054	1,150,395
Total debt	1,150,054	1,255,718
Total equity	1,554,180	1,379,613
Invested capital	$2,704,234	$2,635,331

Return on invested capital as reported	21.9%	20.4%
Adjusted return on invested capital	23.0%	21.7%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2026, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 701 plaintiffs, which is a net decrease of 351 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 57,695 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 2 were resolved by agreement for an immaterial amount and 1,026 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2026 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
April 1 - 30, 2026	68,319	(1)	$254.41	67,462	4,841,522
May 1 - 31, 2026	102,396	(1)	264.77	102,352	4,739,170
June 1 - 30, 2026	116,417	(1)	271.69	115,556	4,623,614
Total	287,132	111	$265.11	285,370

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 5.4 million shares at a total cost of $1,038 million for a weighted average cost of $193.05 per share through June 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2023 Stock Plan for Non-Employee Directors (filed herewith).
31.1	Certification of the Chairman and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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
July 30, 2026