Form 10-Q
period 2026-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2026-10-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐  No ⌧

The number of shares outstanding of the registrant’s common shares as of September 30, 2026 was 54,156,967.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales (Note 2)	$1,221,281	$1,061,227	$3,562,378	$3,154,288
Cost of goods sold	796,250	671,916	2,289,219	1,993,982
Gross profit	425,031	389,311	1,273,159	1,160,306
Selling, general & administrative expenses	205,802	206,823	641,484	614,349
Rationalization and asset impairment net charges (Note 6)	7,853	5,831	13,497	12,238
Operating income	211,376	176,657	618,178	533,719
Interest expense, net	11,346	13,648	37,241	38,394
Other income	3	2,986	332	7,464
Income before income taxes	200,033	165,995	581,269	502,789
Income taxes (Note 11)	55,687	43,367	142,022	118,278
Net income	$144,346	$122,628	$439,247	$384,511

Basic earnings per share (Note 3)	$2.65	$2.23	$8.04	$6.92
Diluted earnings per share (Note 3)	$2.63	$2.21	$7.97	$6.86
Cash dividends declared per share	$0.79	$0.75	$2.37	$2.25

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$144,346	$122,628	$439,247	$384,511
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	(1,627)	83	(3,126)	1,085
Defined benefit pension plan activity	56	(685)	13	(2,007)
Currency translation adjustment	(7,373)	(651)	(13,396)	89,147
Other comprehensive (loss) income:	(8,944)	(1,253)	(16,509)	88,225
Comprehensive income	$135,402	$121,375	$422,738	$472,736

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2026	December 31, 2025
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$283,237	$308,789
Accounts receivable (less allowance for doubtful accounts of $7,406 in 2026; $11,326 in 2025)	603,307	538,791
Inventories (Note 8)	699,380	633,364
Other current assets	240,263	258,568
Total Current Assets	1,826,187	1,739,512
Property, plant and equipment (less accumulated depreciation of $974,738 in 2026; $942,806 in 2025)	747,619	702,762
Goodwill	885,966	886,686
Other assets	433,858	448,617
TOTAL ASSETS	$3,893,630	$3,777,577
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$—	$143,780
Trade accounts payable	463,738	364,934
Accrued employee compensation and benefits	184,909	116,158
Other current liabilities	307,066	331,819
Total Current Liabilities	955,713	956,691
Long-term debt, less current portion (Note 10)	1,149,969	1,150,228
Other liabilities	233,227	200,864
Total Liabilities	2,338,909	2,307,783
Shareholders' Equity
Common shares, without par value - at stated capital amount; authorized 240,000,000 shares; issued 98,581,434 shares in 2026 and 2025; outstanding 54,156,967 shares in 2026 and 54,845,950 in 2025	9,858	9,858
Additional paid-in capital	625,270	601,566
Retained earnings	4,650,206	4,342,080
Accumulated other comprehensive loss	(222,440)	(205,931)
Treasury shares, at cost - 44,424,467 shares in 2026 and 43,735,484 shares in 2025	(3,508,173)	(3,277,779)
Total Equity	1,554,721	1,469,794
TOTAL LIABILITIES AND TOTAL EQUITY	$3,893,630	$3,777,577

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at December 31, 2025	54,846	$9,858	$601,566	$4,342,080	$(205,931)	$(3,277,779)	$1,469,794
Net income				136,382			136,382
Defined benefit pension plan activity, net of tax					(56)		(56)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,323)		(1,323)
Currency translation adjustment, net of tax					(6,459)		(6,459)
Cash dividends declared – $0.79 per share				(43,408)			(43,408)
Stock-based compensation activity	151		16,670			1,469	18,139
Purchase of shares for treasury	(210)					(56,670)	(56,670)
Other			(5,845)	706			(5,139)
Balance at March 31, 2026	54,787	$9,858	$612,391	$4,435,760	$(213,769)	$(3,332,980)	$1,511,260
Net income				158,519			158,519
Defined benefit pension plan activity, net of tax					13		13
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(176)		(176)
Currency translation adjustment, net of tax					436		436
Cash dividends declared – $0.79 per share				(43,591)			(43,591)
Stock-based compensation activity	6		4,812			62	4,874
Purchase of shares for treasury	(287)					(76,121)	(76,121)
Other			676	(1,710)			(1,034)
Balance at June 30, 2026	54,506	$9,858	$617,879	$4,548,978	$(213,496)	$(3,409,039)	$1,554,180
Net income				144,346			144,346
Defined benefit pension plan activity, net of tax					56		56
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,627)		(1,627)
Currency translation adjustment, net of tax					(7,373)		(7,373)
Cash dividends declared – $0.79 per share				(43,057)			(43,057)
Stock-based compensation activity	24		7,310			264	7,574
Purchase of shares for treasury	(373)					(99,398)	(99,398)
Other			81	(61)			20
Balance at September 30, 2026	54,157	$9,858	$625,270	$4,650,206	$(222,440)	$(3,508,173)	$1,554,721

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$439,247	$384,511
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	78,409	72,990
Deferred income taxes	32,516	71,395
Stock-based compensation	19,724	15,910
Other, net	(3,994)	(1,908)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(66,620)	9,430
Increase in inventories	(71,007)	(87,222)
Decrease (increase) in other current assets	18,242	(66,050)
Increase in trade accounts payable	100,106	90,555
Increase in other current liabilities	36,242	78,458
Net change in other assets and liabilities	(11,174)	(1,861)
NET CASH PROVIDED BY OPERATING ACTIVITIES	571,691	566,208
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(111,819)	(84,028)
Acquisition of businesses, net of cash acquired	140	(136,655)
Proceeds from sale of property, plant and equipment	5,851	6,408
NET CASH USED BY INVESTING ACTIVITIES	(105,828)	(214,275)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(143,889)	77,678
Payments on long-term borrowings	—	(100,169)
Proceeds from exercise of stock options	10,863	10,061
Purchase of shares for treasury	(232,189)	(286,488)
Cash dividends paid to shareholders	(130,689)	(126,476)
NET CASH USED BY FINANCING ACTIVITIES	(495,904)	(425,394)
Effect of exchange rate changes on Cash and cash equivalents	4,489	(10,804)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,552)	(84,265)

Cash and cash equivalents at beginning of period	308,789	377,262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$283,237	$292,997

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, issued November 2024

Requires enhanced disclosures of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is prohibited.

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consumables	$683,100	$590,873	$2,007,118	$1,706,122
Equipment	305,908	271,692	883,646	817,810
Automation	232,273	198,662	671,614	630,356
Net sales	$1,221,281	$1,061,227	$3,562,378	$3,154,288

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

At September 30, 2026, the Company recorded $54,762 related to advance customer payments and $51,341 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2025, the balances related to advance customer payments and billings in excess of revenue recognized were $49,451 and $62,778, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

At September 30, 2026 and December 31, 2025, the Company recorded $78,983 and $78,211, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$144,346	$122,628	$439,247	$384,511
Denominator (shares in 000's):
Basic weighted average shares outstanding	54,408	55,097	54,630	55,567
Effect of dilutive securities - Stock options and awards	465	477	468	453
Diluted weighted average shares outstanding	54,873	55,574	55,098	56,020
Basic earnings per share	$2.65	$2.23	$8.04	$6.92
Diluted earnings per share	$2.63	$2.21	$7.97	$6.86

For the three months ended September 30, 2026 and 2025, common shares subject to equity-based awards of 9 and 19,416, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, common shares subject to equity-based awards of 2,471 and 2,089, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

The Company recognized acquisition costs of $553 and $909 during the three and nine months ended September 30, 2026, respectively, and $452 and $1,683 during the three and nine months ended September 30, 2025, respectively. Acquisition costs are included in Selling, general & administrative expenses on the Consolidated Statements of Income and are expensed as incurred.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following tables present Adjusted EBIT by segment and other segment information:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Three Months Ended September 30, 2026
Net sales	$801,264	$226,904	$193,113	$1,221,281
Inter-segment sales	25,959	6,502	3,977	36,438
	827,223	233,406	197,090	1,257,719
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(36,438)
Net sales				$1,221,281
Cost of goods sold	516,658	166,357	149,086
Other segment expenses (1) (3)	145,630	49,307	13,941
Addback: Special items charge (1)	(1,612)	(6,224)	(17)
Segment Adjusted EBIT	$166,547	$23,966	$34,080	$224,593

Other Segment Information
Capital expenditures	$(31,991)	$(5,825)	$(3,403)	$(41,219)
Depreciation and amortization	18,111	6,922	2,527	27,560

Three Months Ended September 30, 2025
Net sales	$691,794	$219,629	$149,804	$1,061,227
Inter-segment sales	30,058	9,830	3,441	43,329
	721,852	229,459	153,245	1,104,556
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(43,329)
Net sales				$1,061,227
Cost of goods sold (2)	438,400	164,747	111,126
Other segment expenses (2) (3)	156,212	41,653	14,357
Addback: Special items charge (2)	(4,375)	(2,762)	(316)
Segment Adjusted EBIT	$131,615	$25,821	$28,078	$185,514

Other Segment Information
Capital expenditures	$(27,037)	$(3,697)	$(902)	$(31,636)
Depreciation and amortization	17,176	6,119	2,576	25,871

(1)	In the three months ended September 30, 2026, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $1,612, $6,224, and $17 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(2)	In the three months ended September 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $4,150, $1,365, and $316 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $1,397 in International Welding.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Total
Nine Months Ended September 30, 2026
Net sales	$2,281,927	$697,231	$583,220	$3,562,378
Inter-segment sales	91,572	19,873	13,613	125,058
	2,373,499	717,104	596,833	3,687,436
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(125,058)
Net sales				$3,562,378
Cost of goods sold	1,468,025	509,230	435,624
Other segment expenses (1) (3)	456,561	144,929	44,089
Addback: Special items charge (1)	(3,197)	(10,278)	(22)
Segment Adjusted EBIT	$452,110	$73,223	$117,142	$642,475

Other Segment Information
Capital expenditures	$(80,932)	$(21,510)	$(9,377)	$(111,819)
Depreciation and amortization	53,753	20,275	7,766	81,794

Nine Months Ended September 30, 2025
Net sales	$2,041,631	$671,514	$441,143	$3,154,288
Inter-segment sales	103,821	24,303	12,535	140,659
	2,145,452	695,817	453,678	3,294,947
Reconciliation to Consolidated Net sales
Elimination of inter-segment sales				(140,659)
Net sales				$3,154,288
Cost of goods sold (2)	1,305,298	498,475	327,074
Other segment expenses (2) (3)	453,841	123,684	42,893
Addback: Special items charge (2)	(7,415)	(5,725)	(580)
Segment Adjusted EBIT	$393,728	$79,383	$84,291	$557,402

Other Segment Information
Capital expenditures	$(68,777)	$(11,911)	$(3,340)	$(84,028)
Depreciation and amortization	50,429	16,982	7,837	75,248

(1)	In the nine months ended September 30, 2026, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $3,197, $10,278, and $22 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6.
(2)	In the nine months ended September 30, 2025, special items within Other segment expenses primarily include Rationalization and asset impairment net charges of $7,190, $4,468, and $580 in Americas Welding, International Welding, and The Harris Products Group, respectively, as discussed in Note 6. Special items within Cost of goods sold primarily include an amortization of step up in value of acquired inventories of $1,257 in International Welding.
(3)	Other segment expenses primarily include:
a.	Selling, general & administrative expenses – including bonus and research and development expenses.
b.	Rationalization and asset impairment net charges – refer to Note 6 for further discussion.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents reconciliations of segment information to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Segment Adjusted EBIT to Consolidated Income before income taxes
Segment Adjusted EBIT	$224,593	$185,514	$642,475	$557,402
Addback: Segment special items charge	(7,853)	(7,453)	(13,497)	(13,720)
Corporate special items charge (1)	(765)	(452)	(1,433)	(1,683)
Elimination of inter-segment profit	(587)	(972)	(1,398)	(3,794)
Unallocated corporate expenses, net	(4,009)	3,006	(7,637)	2,978
Interest income	1,289	1,501	4,476	5,418
Interest expense	(12,635)	(15,149)	(41,717)	(43,812)
Consolidated Income before income taxes	$200,033	$165,995	$581,269	$502,789

Reconciliation of Other Segment Information to Consolidated Information
Capital expenditures
Segment totals	$(41,219)	$(31,636)	$(111,819)	$(84,028)
Adjustments	—	—	—	—
Consolidated totals	$(41,219)	$(31,636)	$(111,819)	$(84,028)

Depreciation and amortization
Segment totals	$27,560	$25,871	$81,794	$75,248
Adjustments	(1,129)	(1,127)	(3,385)	(2,258)
Consolidated totals	$26,431	$24,744	$78,409	$72,990

(1) Corporate special items primarily include transaction costs.
			September 30, 2026	December 31, 2025
Reconciliation of Segment Assets to Consolidated Assets
Americas Welding			$2,629,479	$2,464,376
International Welding			1,162,497	1,244,117
The Harris Products Group			477,562	431,259
Total Segment Assets			4,269,538	4,139,752
Corporate Assets			39,375	41,033
LIFO reserve not allocated to segments			(145,501)	(138,589)
Eliminations			(269,782)	(264,619)
Total Consolidated Assets			$3,893,630	$3,777,577

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company has rationalization plans within all three of its reportable segments. The plans impacted headcount and included the consolidation of manufacturing facilities to better align with the cost structure, economic conditions and operating needs of the business.

The following table presents Rationalization and asset impairment net charges by segment:

	Nine Months Ended September 30,
	2026	2025
Americas Welding	$3,197	$7,190
International Welding	10,278	4,468
The Harris Products Group	22	580
Total	$13,497	$12,238

At September 30, 2026 and December 31, 2025, rationalization liabilities of $6,740 and $7,085, respectively, were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

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

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2026:

	Americas	International	The Harris Products
	Welding	Welding	Group	Consolidated
Balance at December 31, 2025	$944	$5,713	$428	$7,085
Payments and other adjustments	(1,884)	(9,929)	(449)	(12,262)
Charged to expense	2,043	9,852	22	11,917
Balance at September 30, 2026	$1,103	$5,636	$1	$6,740

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended September 30, 2026
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2026	$16,188	$(1,105)	$(228,579)		$(213,496)
Other comprehensive income before reclassification	(758)	—	(7,373)		(8,131)
Amounts reclassified from AOCI	(869)	56	—		(813)
Net current-period other comprehensive (loss) income	(1,627)	56	(7,373)		(8,944)
Balance at September 30, 2026	$14,561	$(1,049)	$(235,952)		$(222,440)

	Three Months Ended September 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at June 30, 2025	$18,257	$(2,370)	$(226,544)		$(210,657)
Other comprehensive income (loss) before reclassification	1,300	—	(651)		649
Amounts reclassified from AOCI	(1,217)	(685)	—		(1,902)
Net current-period other comprehensive income (loss)	83	(685)	(651)		(1,253)
Balance at September 30, 2025	$18,340	$(3,055)	$(227,195)		$(211,910)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2026
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2025	$17,687	$(1,062)	$(222,556)		$(205,931)
Other comprehensive income (loss) before reclassification	1,630	—	(13,396)		(11,766)
Amounts reclassified from AOCI	(4,756)	13	—		(4,743)
Net current-period other comprehensive (loss) income	(3,126)	13	(13,396)		(16,509)
Balance at September 30, 2026	$14,561	$(1,049)	$(235,952)		$(222,440)

	Nine Months Ended September 30, 2025
	Unrealized gain
	(loss) on derivatives
	designated and	Defined benefit	Currency
	qualifying as cash	pension plan	translation
	flow hedges	activity	adjustment		Total
Balance at December 31, 2024	$17,255	$(1,048)	$(316,342)		$(300,135)
Other comprehensive income before reclassification	3,405	—	89,147		92,552
Amounts reclassified from AOCI	(2,320)	(2,007)	—		(4,327)
Net current-period other comprehensive income (loss)	1,085	(2,007)	89,147		88,225
Balance at September 30, 2025	$18,340	$(3,055)	$(227,195)		$(211,910)

NOTE 8 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2026	December 31, 2025
Raw materials	$157,837	$164,440
Work-in-process	171,968	124,351
Finished goods	369,575	344,573
Total	$699,380	$633,364

At September 30, 2026 and December 31, 2025, approximately 37% and 38%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $145,501 and $138,589 at September 30, 2026 and December 31, 2025, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance Sheets:

Operating Leases	Balance Sheet Classification	September 30, 2026	December 31, 2025
Right-of-use assets	Other assets	$57,664	$52,989

Current liabilities	Other current liabilities	$14,479	$13,460
Noncurrent liabilities	Other liabilities	43,502	40,061
Total lease liabilities		$57,981	$53,521

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2026
2026	$5,859
2027	15,876
2028	14,004
2029	9,406
2030	5,212
After 2030	16,482
Total lease payments	$66,839
Less: Imputed interest	8,858
Operating lease liabilities	$57,981

As of September 30, 2026 the weighted average remaining lease term is 6.1 years and the weighted average discount rate used to determine the operating lease liability is 3.9%.

Other information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease expense (1)	$5,726	$7,964	$20,467	$20,298
Cash paid for amounts included in the measurement of lease liabilities (2)	4,427	4,340	13,406	10,882
Right-of-use assets obtained in exchange for operating lease liabilities	9,870	6,981	15,940	11,634

(1)	Amounts are included in Costs of goods sold and Selling, general & administrative expenses in the Company’s Consolidated Statement of Income.
(2)	Amounts are included in Net Cash Provided by Operating Activities in the Company’s Consolidated Statement of Cash Flows.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — DEBT

At September 30, 2026 and December 31, 2025, debt consisted of the following:

		September 30, 2026	December 31, 2025
Long-term debt	Interest Rate
Senior Unsecured Notes
2015 Notes - Series B due August 20, 2030	3.35%	$100,000	$100,000
2015 Notes - Series C due April 1, 2035	3.61%	50,000	50,000
2015 Notes - Series D due April 1, 2045	4.02%	100,000	100,000
2016 Notes - Series A due October 20, 2028	2.75%	100,000	100,000
2016 Notes - Series B due October 20, 2033	3.03%	100,000	100,000
2016 Notes - Series C due October 20, 2037	3.27%	100,000	100,000
2016 Notes - Series D due October 20, 2041	3.52%	50,000	50,000
2024 Notes - Series A due August 22, 2029	5.55%	75,000	75,000
2024 Notes - Series B due August 22, 2031	5.62%	75,000	75,000
2024 Notes - Series C due June 20, 2034	5.74%	400,000	400,000
Other borrowings due through 2030	Variable(1)	—	10
		1,150,000	1,150,010
Plus interest rate swap adjustment		2,169	2,678
Less current portion		—	—
Less debt issuance costs		2,200	2,460
Long-term debt, less current portion		1,149,969	1,150,228
Short-term debt
Amounts due to banks	Variable(2)	—	143,780
Current portion long-term debt		—	—
Total short-term debt		—	143,780
Total debt		$1,149,969	$1,294,008

(1)	Interest rate was 7.97% at December 31, 2025.
(2)	Weighted average interest rate on the revolving credit facility was 4.7% as of December 31, 2025. Weighted average interest rate of other lines of credit related to liquidity needs in a hyperinflationary country was 41.6% as of December 31, 2025.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Senior Unsecured Notes

As of September 30, 2026, the Company’s total weighted average effective interest rate and remaining weighted average tenure of the senior unsecured notes was 4.16%, including the impact from terminated swap agreements, and 7.9 years, respectively. The senior unsecured notes contain certain affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all of its debt covenants relating to the senior unsecured notes.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility, which may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $300,000. The revolving credit facility matures on June 20, 2029. The revolving credit facility will initially bear interest on outstanding borrowings at a per annum rate equal to secured overnight finance rate (“SOFR”) plus 1.10% and could fluctuate based on the Company’s total net leverage ratio at a spread ranging from SOFR plus 1.10% to SOFR plus 1.60%. The financial covenants consist of a maximum net leverage ratio of 3.5x EBITDA and a minimum interest coverage ratio of 2.5x EBITDA. The revolving credit facility contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2026 the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

The Company has other lines of credit and debt agreements totaling $50,065. As of September 30, 2026, the Company was in compliance with all of its covenants and had no outstanding debt under short-term lines of credit.

Fair Value of Debt

At September 30, 2026 and December 31, 2025, the fair value of long-term debt, including the current portion, was approximately $1,028,632 and $1,125,338, respectively. The approximate fair value of the Company’s long-term debt, including current maturities, was based on a valuation model using Level 2 observable inputs using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $1,149,969 and $1,150,232, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 11 — INCOME TAXES

The Company evaluates the extent to which earnings of its foreign subsidiaries are intended to be permanently reinvested outside the United States. As a result of its ongoing assessment of global cash strategy, the Company determined that a portion of previously indefinitely reinvested foreign earnings may be repatriated, resulting in a charge of approximately $12,977 during the third quarter 2026. During the third quarter 2025, the Company recognized tax expense of approximately $8,800 related to the cumulative impact of the One Big Beautiful Bill Act (“OBBBA”).

The Company recognized $142,022 of tax expense on pre-tax income of $581,269, resulting in an effective income tax rate of 24.4% for the nine months ended September 30, 2026. The effective income tax rate was 23.5% for the nine months ended September 30, 2025. The effective tax rate was higher for the nine months ended September 30, 2026, as compared with the same period in 2025, primarily due to the mix of earnings and timing of discrete tax items and the change in the Company’s indefinite reinvestment assertion in foreign earnings as discussed above.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 12 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three and nine months ended September 30, 2026 and 2025.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2026. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $85,256 and $88,555 at September 30, 2026 and December 31, 2025, respectively.

Net Investment Hedges

The Company has foreign currency forward contracts and zero-cost collar contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of the foreign currency forward contracts and zero-cost collar contracts were $279,192 and $337,659 at September 30, 2026 and December 31, 2025, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $484,966 and $370,668 at September 30, 2026 and December 31, 2025, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2026				December 31, 2025
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,079	$1,132	$—	$—	$2,149	$289	$—	$—
Net investment contracts	6,338	338	—	—	102	12,529	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,993	3,491	—	—	582	470	—	—
Total derivatives	$9,410	$4,961	$—	$—	$2,833	$13,288	$—	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives by hedge designation	Classification of (loss) gain	2026	2025	2026	2025
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(3,350)	$113	$(5,064)	$22,071

The effects of designated hedges on AOCI consisted of the following:

Total (loss) gain recognized in AOCI, net of tax	September 30, 2026	December 31, 2025
Foreign exchange contracts	$(106)	$1,396
Forward starting swap agreements	14,668	16,291
Net investment contracts	(233)	(5,721)

The Company expects a charge of $106 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated hedges on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended		Nine Months Ended
	Gain (loss) recognized in the	September 30,		September 30,
Derivative type	Consolidated Statements of Income:	2026	2025	2026	2025
Foreign exchange contracts	Sales	$599	$1,387	$3,112	$1,052
	Cost of goods sold	176	(219)	1,867	324
Forward starting swap agreements	Interest expense, net	689	689	2,755	2,066

NOTE 13 — FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2026, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2026	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,072	$—	$3,072	$—
Net investment contracts	6,338	—	6,338	—
Pension surplus	2,751	2,751	—	—
Total assets	$12,161	$2,751	$9,410	$—
Liabilities:
Foreign exchange contracts	$4,623	$—	$4,623	$—
Net investment contracts	338	—	338	—
Deferred compensation	28,173	—	28,173	—
Total liabilities	$33,134	$—	$33,134	$—

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

The fair value of the Company’s pension surplus assets are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The pension surplus assets were invested in money market and short-term duration bond funds at both September 30, 2026 and December 31, 2025.

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of Long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2026 and December 31, 2025.

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

NOTE 14 — SUPPLIER FINANCING PROGRAM

The Company’s suppliers, at the supplier’s sole discretion, are able to factor receivables due from the Company to a financial institution on terms directly negotiated with the financial institution without affecting the Company’s balance sheet classification of the corresponding payable. The Company pays the financial institution the stated amount of the confirmed invoices from its designated suppliers on the original maturity dates of the invoices. At September 30, 2026 and December 31, 2025, Trade accounts payable included $31,695 and $25,709, respectively, payable to suppliers that have elected to participate in the supplier financing program.

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

Results of Operations

The following tables show the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2026		2025		2026 vs. 2025
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,221,281		$1,061,227		$160,054	15.1%
Cost of goods sold	796,250		671,916		(124,334)	(18.5)%
Gross profit	425,031	34.8%	389,311	36.7%	35,720	9.2%
Selling, general & administrative expenses	205,802	16.9%	206,823	19.5%	1,021	0.5%
Rationalization and asset impairment net charges	7,853	0.6%	5,831	0.5%	(2,022)	(34.7)%
Operating income	211,376	17.3%	176,657	16.6%	34,719	19.7%
Interest expense, net	11,346		13,648		2,302	16.9%
Other income	3		2,986		(2,983)	(99.9)%
Income before income taxes	200,033	16.4%	165,995	15.6%	34,038	20.5%
Income taxes	55,687		43,367		(12,320)	(28.4)%
Effective tax rate	27.8%		26.1%		(1.7)%
Net income	$144,346	11.8%	$122,628	11.6%	$21,718	17.7%
Diluted earnings per share	$2.63		$2.21		$0.42	19.0%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2026		2025		2026 vs. 2025
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$3,562,378		$3,154,288		$408,090	12.9%
Cost of goods sold	2,289,219		1,993,982		(295,237)	(14.8)%
Gross profit	1,273,159	35.7%	1,160,306	36.8%	112,853	9.7%
Selling, general & administrative expenses	641,484	18.0%	614,349	19.5%	(27,135)	(4.4)%
Rationalization and asset impairment net charges	13,497	0.4%	12,238	0.4%	(1,259)	(10.3)%
Operating income	618,178	17.4%	533,719	16.9%	84,459	15.8%
Interest expense, net	37,241		38,394		1,153	3.0%
Other income	332		7,464		(7,132)	(95.6)%
Income before income taxes	581,269	16.3%	502,789	15.9%	78,480	15.6%
Income taxes	142,022		118,278		(23,744)	(20.1)%
Effective tax rate	24.4%		23.5%		(0.9)%
Net income	$439,247	12.3%	$384,511	12.2%	$54,736	14.2%
Diluted earnings per share	$7.97		$6.86		$1.11	16.2%

Net Sales:

The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume	Price	Acquisitions	Exchange	2026
Lincoln Electric Holdings, Inc.	$1,061,227	$93,010	$60,146	$5,071	$1,827	$1,221,281
% Change
Lincoln Electric Holdings, Inc.		8.8%	5.7%	0.5%	0.1%	15.1%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume	Price	Acquisitions	Exchange	2026
Lincoln Electric Holdings, Inc.	$3,154,288	$93,159	$248,615	$37,058	$29,258	$3,562,378
% Change
Lincoln Electric Holdings, Inc.		3.0%	7.9%	1.2%	0.8%	12.9%

Net sales increased for the three and nine months ended September 30, 2026 due to an increase in organic sales and a benefit from acquisitions and foreign exchange. The increase in organic sales for the three and nine months ended September 30, 2026 is primarily driven by higher volumes and an increase in pricing due to higher input costs.

Gross Profit:

Gross profit as a percentage of sales decreased 1.9% and 1.1% for the three and nine months ended September 30, 2026, respectively, as compared to the same 2025 periods, driven by higher input costs. The three and nine months ended September 30, 2026 includes last-in, first-out (“LIFO”) charges of $1,888 and $6,912, respectively, which are primarily due to rising input costs. This compares with charges of $4,804 and $15,088, respectively, in the comparable 2025 periods.

Selling, General & Administrative Expenses:

Selling, general & administrative expenses increased in the nine months ended September 30, 2026 as compared to the same 2025 period, primarily due to increases in spend related to the Company’s RISE strategic initiatives, acquisitions and the unfavorable impact of foreign currency translation. Selling, general & administrative expenses as a percentage of sales decreased primarily due to higher operating leverage from increased organic sales.

Operating Income:

Operating income as a percentage of sales was 17.3% for the three months ended September 30, 2026 as compared to 16.6% in the prior year period. Excluding special items, Operating income as a percentage of sales was 18.0% for the three months ended September 30, 2026 as compared with 17.4% in the prior year period. Operating income as a percentage of sales was 17.4% for the nine months ended September 30, 2026 as compared to 16.9% in the prior year period. Excluding special items, Operating income as a percentage of sales was 17.8% in the nine months ended September 30, 2026 as compared with 17.4% in the prior year period. Refer to explanations above for additional details. Also refer to Non-GAAP Financial Measures for a reconciliation of Adjusted operating income.

Income Taxes:

The effective tax rate was higher for the three and nine months ended September 30, 2026 as compared to the same 2025 periods, primarily due to the mix of earnings, the timing of discrete tax items, and the impact of the change in the Company's indefinite reinvestment assertion for certain foreign earnings, as discussed in Note 11. The effective tax rate for the three months ended September 30, 2025 included the impact of the One Big Beautiful Bill Act (“OBBBA”).

Segment Results

The following tables present components of Net sales by segment:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2026
Operating Segments
Americas Welding	$691,794	$91,589	$16,390	$—	$1,491	$801,264
International Welding	219,629	(3,039)	5,287	5,071	(44)	226,904
The Harris Products Group	149,804	4,460	38,469	—	380	193,113

% Change
Americas Welding		13.2%	2.4%	—	0.2%	15.8%
International Welding		(1.4)%	2.4%	2.3%	—	3.3%
The Harris Products Group		3.0%	25.7%	—	0.2%	28.9%

Nine Months Ended September 30,
		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2025	Volume (1)	Price (2)	Acquisitions (3)	Exchange (4)	2026
Operating Segments
Americas Welding	$2,041,631	$138,658	$91,550	$—	$10,088	$2,281,927
International Welding	671,514	(35,601)	9,360	37,058	14,900	697,231
The Harris Products Group	441,143	(9,898)	147,705	—	4,270	583,220

% Change
Americas Welding		6.8%	4.5%	—	0.5%	11.8%
International Welding		(5.3)%	1.4%	5.5%	2.2%	3.8%
The Harris Products Group		(2.2)%	33.5%	—	0.9%	32.2%

(1)	Increase for the three and nine months ended September 30, 2026 in Americas Welding is primarily due to improved industrial demand and higher volumes across all three product lines. Decrease for the three and nine months ended September 30, 2026 in International Welding is primarily due to slow industrial activity in Europe and the Middle East conflict. Increase for the three months ended September 30, 2026 for The Harris Products Group primarily driven by improved industrial demand. Decrease for the nine months ended September 30, 2026 for The Harris Products Group due to a challenging prior year comparison resulting from expanded market presence in retail.
(2)	Increase in all segments due to price actions taken in response to higher input costs.
(3)	Increase in International Welding due to the acquisition discussed in Note 4 to the consolidated financial statements.
(4)	Increase for the nine months ended September 30, 2026 for all three segments was primarily attributable to the favorable impact of a weaker U.S. dollar.

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. Adjusted EBIT is defined as Operating income plus Other income, adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

The following tables present Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$	%
Americas Welding:
Net sales	$801,264	$691,794	$109,470	15.8%
Inter-segment sales	25,959	30,058	(4,099)	(13.6)%
Total Sales	$827,223	$721,852	105,371	14.6%
Adjusted EBIT (1) (4)	$166,547	$131,615	34,932	26.5%
As a percent of total sales (1)	20.1%	18.2%		1.9%
International Welding:
Net sales	$226,904	$219,629	7,275	3.3%
Inter-segment sales	6,502	9,830	(3,328)	(33.9)%
Total Sales	$233,406	$229,459	3,947	1.7%
Adjusted EBIT (2) (5)	$23,966	$25,821	(1,855)	(7.2)%
As a percent of total sales (2)	10.3%	11.3%		(1.0)%
The Harris Products Group:
Net sales	$193,113	$149,804	43,309	28.9%
Inter-segment sales	3,977	3,441	536	15.6%
Total Sales	$197,090	$153,245	43,845	28.6%
Adjusted EBIT (3) (6)	$34,080	$28,078	6,002	21.4%
As a percent of total sales (3)	17.3%	18.3%		(1.0)%
Corporate / Eliminations:
Inter-segment sales	$(36,438)	$(43,329)	6,891	15.9%
Adjusted EBIT (7)	(4,596)	2,034	(6,630)	(326.0)%
Consolidated:
Net sales	$1,221,281	$1,061,227	160,054	15.1%
Net income	$144,346	$122,628	21,718	17.7%
As a percent of total sales	11.8%	11.6%		0.2%
Adjusted EBIT (8)	$219,997	$187,548	32,449	17.3%
As a percent of sales	18.0%	17.7%		0.3%

(1)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the three months ended September 30, 2026 as compared to September 30, 2025 primarily driven by the favorable impact of organic sales partially offset by rising input costs.
(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the three months ended September 30, 2026 as compared to September 30, 2025 primarily driven by unfavorable impact of lower volumes and higher input costs, partially offset by the benefit of acquisitions.
(3)	Adjusted EBIT increased for the three months ended September 30, 2026 as compared to September 30, 2025 primarily driven by the favorable impact of organic sales partially offset by higher input costs; Adjusted EBIT as a percent of sales decreased for the same period due to higher input costs.
(4)	The three months ended September 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $1,612 and $4,150, respectively, as discussed in Note 6 to the consolidated financial statements.

(5)	The three months ended September 30, 2026 exclude Rationalization and asset impairment net charges of $6,224. The three months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $1,365 as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $1,397.
(6)	The three months ended September 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $17 and $316, respectively, as discussed in Note 6 to the consolidated financial statements.
(7)	The three months ended September 30, 2026 and 2025 exclude transaction costs of $765 and $452, respectively, as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$	%
Americas Welding:
Net sales	$2,281,927	$2,041,631	$240,296	11.8%
Inter-segment sales	91,572	103,821	(12,249)	(11.8)%
Total Sales	$2,373,499	$2,145,452	$228,047	10.6%
Adjusted EBIT (1) (4)	$452,110	$393,728	$58,382	14.8%
As a percent of total sales (1)	19.0%	18.4%		0.6%
International Welding:
Net sales	$697,231	$671,514	$25,717	3.8%
Inter-segment sales	19,873	24,303	(4,430)	(18.2)%
Total Sales	$717,104	$695,817	$21,287	3.1%
Adjusted EBIT (2) (5)	$73,223	$79,383	$(6,160)	(7.8)%
As a percent of total sales (2)	10.2%	11.4%		(1.2)%
The Harris Products Group:
Net sales	$583,220	$441,143	$142,077	32.2%
Inter-segment sales	13,613	12,535	1,078	8.6%
Total Sales	$596,833	$453,678	$143,155	31.6%
Adjusted EBIT (3) (6)	$117,142	$84,291	$32,851	39.0%
As a percent of total sales (3)	19.6%	18.6%		1.0%
Corporate / Eliminations:
Inter-segment sales	$(125,058)	$(140,659)	$15,601	11.1%
Adjusted EBIT (7)	(9,035)	(816)	(8,219)	(1,007.2)%
Consolidated:
Net sales	$3,562,378	$3,154,288	$408,090	12.9%
Net income	$439,247	$384,511	$54,736	14.2%
As a percent of total sales	12.3%	12.2%		0.1%
Adjusted EBIT (8)	$633,440	$556,586	$76,854	13.8%
As a percent of sales	17.8%	17.6%		0.2%

(1)	Adjusted EBIT and Adjusted EBIT as a percent of sales increased for the nine months ended September 30, 2026 as compared to September 30, 2025 driven by a favorable impact of organic sales, partially offset by rising input costs.

(2)	Adjusted EBIT and Adjusted EBIT as a percent of sales decreased for the nine months ended September 30, 2026 as compared to September 30, 2025 primarily driven by the unfavorable impact of lower volumes and higher input costs, partially offset by the benefit of acquisitions.
(3)	Adjusted EBIT and Adjusted EBIT as a percentage of sales increased for the nine months ended September 30, 2026 as compared to September 30, 2025 primarily driven by operating leverage from higher organic sales.
(4)	The nine months ended September 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $3,197 and $7,190, respectively, as discussed in Note 6 to the consolidated financial statements.
(5)	The nine months ended September 30, 2026 exclude Rationalization and asset impairment net charges of $10,278. The nine months ended September 30, 2025 exclude Rationalization and asset impairment net charges of $4,468 as discussed in Note 6 and the amortization of the step up in value of acquired inventories of $1,257.
(6)	The nine months ended September 30, 2026 and 2025 exclude Rationalization and asset impairment net charges of $22 and $580, respectively, as discussed in Note 6 to the consolidated financial statements.
(7)	The nine months ended September 30, 2026 and 2025 exclude transaction costs of $1,433 and $1,683, respectively, as discussed in Note 4 to the consolidated financial statements.
(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income as reported	$211,376	$176,657	$618,178	$533,719
Special items (pre-tax):
Rationalization and asset impairment net charges (1)	7,853	5,831	13,497	12,238
Transaction costs (2)	765	452	1,433	1,683
Amortization of step up in value of acquired inventories (3)	—	1,622	—	1,482
Adjusted operating income	$219,994	$184,562	$633,108	$549,122
As a percentage of net sales	18.0%	17.4%	17.8%	17.4%

Net income as reported	$144,346	$122,628	$439,247	$384,511
Special items:
Rationalization and asset impairment net charges (1)	7,853	5,831	13,497	12,238
Transaction costs (2)	765	452	1,433	1,683
Amortization of step up in value of acquired inventories (3)	—	1,622	—	1,482
Tax effect of Special items (4) (5)	10,669	6,685	9,134	4,772
Adjusted net income	163,633	137,218	463,311	404,686
Interest expense, net	11,346	13,648	37,241	38,394
Income taxes as reported	55,687	43,367	142,022	118,278
Tax effect of Special items (4) (5)	(10,669)	(6,685)	(9,134)	(4,772)
Adjusted EBIT	$219,997	$187,548	$633,440	$556,586

Effective tax rate as reported	27.8%	26.1%	24.4%	23.5%
Net special item tax impact	(6.2)%	(5.0)%	(2.1)%	(1.6)%
Adjusted effective tax rate	21.6%	21.1%	22.3%	21.9%

Diluted earnings per share as reported	$2.63	$2.21	$7.97	$6.86
Special items per share	0.35	0.26	0.44	0.36
Adjusted diluted earnings per share	$2.98	$2.47	$8.41	$7.22

(1)	Primarily related to restructuring activities as discussed in Note 6 to the consolidated financial statements.
(2)	Transaction costs primarily relate to acquisitions and are included in Selling, general & administrative expenses.
(3)	Costs relate to acquisitions and are included in Cost of goods sold.
(4)	During the third quarter of 2026, the Company determined that certain foreign earnings may be repatriated and recognized approximately $12,977 of related income tax expense, as discussed in Note 11. During the third quarter of 2025, the Company recognized tax expense of approximately $8,800, reflecting the cumulative impact of the OBBBA provisions.

(5)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are operating cash flows and revolving credit facilities. As of September 30, 2026, the Company had $283,237 of cash and cash equivalents on hand and no outstanding borrowings under its $1,050,065 revolving credit facilities.

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

Cash Flow

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2026	2025	$ Change
Cash provided by operating activities	$571,691	$566,208	$5,483
Cash used by investing activities	(105,828)	(214,275)	108,447
Capital expenditures	(111,819)	(84,028)	(27,791)
Acquisition of businesses, net of cash acquired	140	(136,655)	136,795
Cash used by financing activities	(495,904)	(425,394)	(70,510)
(Payments on) proceeds from short-term borrowings	(143,889)	77,678	(221,567)
Payments on long-term borrowings	—	(100,169)	100,169
Purchase of shares for treasury	(232,189)	(286,488)	54,299
Cash dividends paid to shareholders	(130,689)	(126,476)	(4,213)
Decrease in Cash and cash equivalents	(25,552)	(84,265)	58,713

As of September 30, 2026, the Company had cash of $283,237, of which $179,018 was held by international subsidiaries. During the third quarter 2026, the Company determined that certain foreign earnings may be repatriated and recognized approximately $12,977 of related income tax expense, as discussed in Note 11.

In October 2026, the Company paid a cash dividend of $0.79 per share, or $42,784, to shareholders of record on September 30, 2026.

The Company currently anticipates capital expenditures of $140,000 to $150,000 in 2026. Anticipated capital expenditures include investments to increase capacity, improve operational effectiveness and for general maintenance. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, support sales growth or improve the overall safety and environmental conditions of the Company’s facilities.

Revolving Credit Agreements

On June 20, 2024, the Company entered into a $1 billion revolving credit facility. The revolving credit facility matures on June 20, 2029. Additionally, the Company has other lines of credit with total availability of $50,065. As of September 30, 2026, the Company had total availability of $1,050,065 under its revolving credit facilities. Refer to Note 10 to the consolidated financial statements for further information on our revolving lines of credit.

Working Capital Ratios

	September 30, 2026	December 31, 2025	September 30, 2025
Average operating working capital to Net sales (1)	16.6%	17.9%	18.6%
Days sales in Inventories	110.7	116.4	127.1
Days sales in Accounts receivable	48.3	49.4	46.9
Average days in Trade accounts payable	59.0	53.4	60.8

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.

Stock Repurchase Program

On February 12, 2020, the Company’s Board authorized a share repurchase program for up to 10 million shares of the Company’s common stock. As of September 30, 2026, there were 4.3 million shares available under the authorization. The Company is not obligated to make any repurchases.

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

The following table presents the reconciliations of ROIC and Adjusted ROIC to net income:

\

	Twelve Months Ended September 30,
	2026	2025
Net income as reported	$575,269	$524,740
Plus: Interest expense (after-tax)	42,191	43,488
Less: Interest income (after-tax)	4,405	6,181
Net operating profit after taxes	$613,055	$562,047
Special items:
Rationalization and asset impairment net charges	19,458	16,776
Transaction costs	2,489	4,174
Pension settlement net charges (gains)	719	(174)
Amortization of step up in value of acquired inventories	2,482	3,034
Tax effect of Special items (1)	9,539	2,117
Adjusted net operating profit after taxes	$647,742	$587,974

Invested Capital	September 30, 2026	September 30, 2025
Short-term debt	$—	$88,203
Long-term debt, less current portion	1,149,969	1,150,315
Total debt	1,149,969	1,238,518
Total equity	1,554,721	1,414,633
Invested capital	$2,704,690	$2,653,151

Return on invested capital as reported	22.7%	21.2%
Adjusted return on invested capital	23.9%	22.2%

(1)	Includes the net tax impact of Special items recorded during the respective periods. The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2026, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 367 plaintiffs, which is a net decrease of 334 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in asbestos cases that have been resolved as follows: 58,032 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 2 were resolved by agreement for an immaterial amount and 1,026 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2026 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2)
July 1 - 31, 2026	48,428	(1)	$254.10	47,616	4,575,998
August 1 - 31, 2026	68,428	(1)	280.87	67,713	4,508,285
September 1 - 30, 2026	256,337	(1)	264.77	255,507	4,252,778
Total	373,193		$266.34	370,836

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 5.7 million shares at a total cost of $1,137 million for a weighted average cost of $197.78 per share through September 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
October 27, 2026